Form 10-Q
period 2008-06-30
CPEX Pharmaceuticals, Inc.
filed 2008-08-14
CIK 1418919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-33895
CPEX PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	No. 26-1172076
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2 Holland Way, Exeter, New Hampshire 03833
(Current Address of Principal Executive Offices)
Registrant’s telephone number, including area code: (603) 658-6100
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares of the registrant’s common stock outstanding as of August 6, 2008 was 2,356,548.

CPEX Pharmaceuticals, Inc. and Subsidiaries
Form 10-Q for the Quarter Ended June 30, 2008
Index

			Page

Part I.	Financial Information

	Item 1.	Unaudited Condensed Consolidated and Combined Financial Statements:

		Unaudited Condensed Consolidated and Combined Balance Sheets as of June 30, 2008 and December 31, 2007	3

		Unaudited Condensed Combined Statements of Operations for the three and six months ended June 30, 2008 and 2007	4

		Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2008	5

		Unaudited Condensed Combined Statements of Cash Flows for the six months ended June 30, 2008 and 2007	6

		Notes to Unaudited Condensed Consolidated and Combined Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

	Item 4.	Controls and Procedures	19

Part II.	Other Information

	Item 6.	Exhibits	20
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

CPEX Pharmaceuticals, Inc. and Subsidiaries
Unaudited Condensed Consolidated and Combined Balance Sheets

	June 30,	December 31,
(in thousands, except per share data)	2008	2007

Assets

Current assets:
Cash and cash equivalents	$11,328	$21,659
Receivables	3,909	3,245
Prepaid expenses and other	493	707

Total current assets	15,730	25,611

Non-current assets:
Fixed assets, net	2,789	2,800
Intangible assets, net	2,734	2,942
Restricted cash	1,000	1,000
Other	1	44

Total non-current assets	6,524	6,786

Total assets	$22,254	$32,397

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$381	$974
Accrued expenses	1,094	2,247
Other	78	25

Total current liabilities	1,553	3,246

Commitments and contingencies

Stockholders’ equity:
Series A Preferred stock, $0.01 par value, authorized 1,000 shares, issued and outstanding, none	—	—
Common stock, $0.01 par value, authorized 35,000 shares, issued and outstanding, 2,274 shares	23	—
Additional paid-in capital	20,678	—
Bentley Pharmaceuticals, Inc. net investment	—	29,151

Total stockholders’ equity	20,701	29,151

Total liabilities and stockholders’ equity	$22,254	$32,397

The accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements are an integral part of these financial statements.

CPEX Pharmaceuticals, Inc. and Subsidiaries
Unaudited Condensed Combined Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2008	2007	2008	2007

Royalties and other revenue	$3,948	$2,655	$7,398	$4,818

Operating expenses:
General and administrative	1,344	1,432	2,449	2,353
Research and development	2,632	2,756	4,528	4,812
Separation costs	1,565	119	2,502	154
Depreciation and amortization	171	223	343	418

Total operating expenses	5,712	4,530	9,822	7,737

Loss from operations	(1,764)	(1,875)	(2,424)	(2,919)

Other income (expenses):
Interest income	79	115	226	232
Interest expense	(2)	(3)	(3)	(8)
Other, net	—	—	—	(3)

Net loss	$(1,687)	$(1,763)	$(2,201)	$(2,698)

Net loss per common share:
Basic and Diluted	$(0.74)	$(0.78)	$(0.97)	$(1.19)

Weighted average common shares outstanding:
Basic and Diluted	2,274	2,274	2,274	2,274

The accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements are an integral part of these financial statements.

CPEX Pharmaceuticals, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statement of Changes
in Stockholders’ Equity

				Bentley
	$0.01 Par Value		Additional	Pharmaceuticals,
	Common Stock		Paid-In	Inc. Net
(in thousands)	Shares	Amount	Capital	Investment	Total
Balance at January 1, 2008	—	$—	$—	$29,151	$29,151

Comprehensive loss:
Net loss	—	—	—	(2,201)	(2,201)

Net transfers from parent	—	—	—	(6,272)	(6,272)

Transfer of parent company investment to APIC	—	—	20,678	(20,678)	—

Issuance of common stock in connection with the spin-off	2,274	23	—	—	23

Balance at June 30, 2008	2,274	$23	$20,678	$—	$20,701

The accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements are an integral part of these financial statements.

CPEX Pharmaceuticals, Inc. and Subsidiaries
Unaudited Condensed Combined Statements of Cash Flows

	For the Six Months Ended June 30,
(in thousands)	2008	2007
Cash flows from operating activities:
Net loss	$(2,201)	$(2,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	343	418
Stock-based compensation expense	1,055	679
Loss on disposal of assets	—	14
Non-cash charge for write-down of intangible assets	—	21
(Increase) decrease in assets and increase (decrease) in liabilities:
Receivables	(664)	(418)
Prepaid expenses and other current assets	214	63
Other assets	43	(44)
Accounts payable and accrued expenses	(1,746)	388
Other current liabilities	53	(9)

Net cash used in operating activities	(2,903)	(1,586)

Cash flows from investing activities:
Additions to fixed assets	(124)	(28)
Additions to intangible assets	—	(157)
Proceeds from sale of fixed assets	—	30

Net cash used in investing activities	(124)	(155)

Cash flows from financing activities:
Net change in investment from Bentley Pharmaceuticals, Inc.	(7,304)	612

Net cash (used in) provided by financing activities	(7,304)	612

Net decrease in cash and cash equivalents	(10,331)	(1,129)

Cash and cash equivalents at beginning of period	21,659	10,752

Cash and cash equivalents at end of period	$11,328	$9,623

Supplemental Disclosures of Non-Cash Financing and Investing Activities
Bentley Pharmaceuticals, Inc. has issued Bentley Common Stock in lieu of cash to CPEX Pharmaceuticals, Inc. employees as 401(k) matching contributions during the year as follows:
Shares	10	13

Amount	$150	$120

Cash paid for interest	$3	$8

The accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements are an integral part of these financial statements.

CPEX Pharmaceuticals, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated and Combined Financial Statements
The Separation
     On June 12, 2008, the Board of Directors of Bentley Pharmaceuticals, Inc. (which may be referred to as Bentley) approved the spin-off of its drug delivery business into a new publicly traded company, CPEX Pharmaceuticals, Inc. (which may be referred to as CPEX or the Company). Shares of CPEX were distributed to Bentley stockholders after the close of business on June 30, 2008 (the “Separation Date”) by means of a stock dividend, a transaction that was taxable to Bentley and Bentley’s stockholders (the “Separation”). Each Bentley stockholder of record on June 20, 2008, the record date, received on the Separation Date one CPEX share for every ten shares of Bentley common stock. Bentley has no ownership interest in CPEX subsequent to the Separation.
     In connection with the spin-off, CPEX and Bentley entered into a series of agreements, including a Separation and Distribution Agreement, a Transition Services Agreement, an Employee Matters Agreement and a Tax Sharing Agreement. See Related Party Transaction note for further discussion.
     CPEX has incurred legal, tax and other strategic consulting costs specifically associated with the spin-off. These costs totaled approximately $2,502,000 and $154,000 for the six months ended June 30, 2008 and 2007, respectively, and have been reported as separation costs within operating expenses in the Unaudited Condensed Combined Statements of Operations.
Business
     CPEX was incorporated on September 28, 2007 in the state of Delaware and has two wholly-owned subsidiaries, CPEX Pharma, Inc. and CPEX Park, LLC. CPEX is a specialty pharmaceutical company in the business of research, development, licensing and commercialization of pharmaceutical products utilizing its validated drug delivery technology. The CPEX platform drug delivery technology is its CPE-215® technology, which enhances permeation and absorption of pharmaceutical molecules across biological membranes such as the skin and nasal mucosa. The first product of CPEX is Testim®, a gel for testosterone replacement therapy that is a formulation of CPE-215 with testosterone. Testim is licensed to Auxilium Pharmaceuticals, Inc. which is currently marketing the product in the United States, Europe and other countries. A second product, Nasulin™, currently in development in Phase II clinical trials, is an intranasal spray formulation of CPE-215 with insulin.
     CPEX is subject to a number of risks common to emerging companies in the life sciences industry. Principal among these risks are the uncertainties of the drug development process, technological innovations, development of the same or similar technological innovations by CPEX competitors, protection of proprietary technology, compliance with government regulations and approval requirements, uncertainty of market acceptance of products, dependence on key individuals, product liability, and the need to obtain additional financing necessary to fund future operations. CPEX’s growth and ability to achieve profitability may be dependent upon the successful commercialization of new products and partnering arrangements.
Basis of Presentation
     The accompanying unaudited condensed consolidated and combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions in Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for future periods. The balance sheet information at December 31, 2007 has been derived from the audited combined financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These unaudited condensed consolidated and combined financial statements should be read in conjunction with the summary of significant accounting policies and the audited combined financial statements of CPEX Pharmaceuticals, Inc. and notes thereto included in the CPEX Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 17, 2008.
Principles of consolidation and combination
     The consolidated balance sheet as of June 30, 2008 reflects the assets and liabilities of CPEX Pharmaceuticals, Inc. and its wholly-owned subsidiaries, CPEX Pharma, Inc. and CPEX Park, LLC, as an independent, publicly-traded company. Prior to June 30, 2008, the Separation Date, the combined financial statements reflect the assets, liabilities and results of operations of the components of Bentley that constituted the drug delivery business to be separated into CPEX. The financial information for periods prior to June 30, 2008 is primarily comprised of Bentley’s former U.S. drug delivery business and certain accounts of Bentley’s wholly-owned subsidiaries, Bentley Pharmaceuticals Ireland Limited and Bentley Park, LLC. All intercompany balances have been eliminated in consolidation and combination. The drug delivery business of Bentley Pharmaceuticals Ireland Limited did not have operations other than intercompany transactions with CPEX.
     Management believes that the assumptions underlying the combined financial statements are reasonable. The financial information in the combined financial statements does not include all the expenses that would have been incurred had CPEX been a separate, stand-alone entity. As such, the financial information herein does not reflect the financial position, results of operations and cash flows of CPEX in the future or what they would have been, had CPEX been a separate, stand-alone entity during the periods presented. Additionally, these historical combined financial statements include proportional cost allocations of certain common costs of Bentley and CPEX because specific identification of these expenses to each entity was not practicable.
Use of estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and cash equivalents and restricted cash
     CPEX considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents for purposes of classification in the Consolidated and Combined Balance Sheets and the Combined Statements of Cash Flows. The cash and cash equivalents of CPEX include cash balances maintained in commercial bank accounts, amounts invested in overnight sweep investments and cash deposits in money market accounts. The CPEX cash balances exceed the limits of amounts insured by the Federal Deposit Insurance Corporation; however, because deposits are maintained at a high quality financial institution, management does not believe that there is a significant risk of loss of uninsured amounts. As discussed in Notes 2 and 10 to the CPEX Combined Financial Statements for the years ended December 31, 2007, 2006 and 2005, in accordance with the Separation and Distribution Agreement between CPEX and Bentley, the Company’s unrestricted cash and cash equivalents balance was adjusted to $8.0 million plus Testim royalties totaling $3.3 million as of the Separation Date. CPEX transferred excess cash of approximately $6.4 million to Bentley in accordance with this provision.

     The Company acquired intellectual property during the year ended December 31, 2003 for $1,000,000 plus future royalties on sales and licensing income received though February 14, 2020. In connection with the acquisition, the Company obtained a renewable, irrevocable letter of credit in the amount of $1,000,000 in favor of the assignor to guarantee future royalty payments. The $1,000,000 used to secure the letter of credit has been classified as restricted cash in the Consolidated and Combined Balance Sheets as of June 30, 2008 and December 31, 2007.
Receivables
     Receivables consist of the following (in thousands):

	June 30, 2008	December 31, 2007

Royalties receivable	$3,634	$3,237
Other	275	8

	$3,909	$3,245

     CPEX did not write-off any uncollectible receivables in the periods ended June 30, 2008 or December 31, 2007. In addition, CPEX reviewed all receivable balances and concluded that no allowance for doubtful accounts was necessary as of June 30, 2008 or December 31, 2007.
Revenue recognition
     CPEX earns royalty revenues on Auxilium’s sales of Testim, which incorporates the CPE-215 permeation enhancement technology of CPEX. Total royalty revenues recognized for the three months ended June 30, 2008 and 2007 were $3,671,000 and $2,653,000, respectively, and $6,971,000 and $4,810,000 for the six months ended June 30, 2008 and 2007, respectively.
Related Party Transactions
     Prior to the Separation Date, CPEX operations were fully integrated with Bentley, including executive services, finance, treasury, internal audit, corporate income tax, legal services and investor relations. The accompanying unaudited condensed consolidated and combined financial statements reflect the application of certain estimates and allocations of operating expenses including stock-based compensation and management believes the methods used to allocate these operating expenses are reasonable. The allocation methods include relative time devoted by executive management on CPEX business and related benefit received by CPEX for other services, such as public company costs and services. Allocations of expenses for these services totaled $2,640,000 and $1,078,000 for the three months ended June 30, 2008 and 2007, respectively, and $4,433,000 and $1,804,000 for the six months ended June 30, 2008 and 2007, respectively, and are reflected in Total operating expenses in the Unaudited Condensed Combined Statements of Operations.
     On June 13, 2008, CPEX and Bentley entered into a series of agreements, a Separation and Distribution Agreement, a Tax Sharing Agreement, a Transition Services Agreement and an Employee Matters Agreement to facilitate CPEX in its separation from Bentley. The Transition Services Agreement has an initial term of six months and may be extended for an additional six-month term. As a result of the Transition Services Agreement, CPEX or Bentley may provide services to the other as requested for a fee based upon the costs incurred in providing such services. As of June 30, 2008, Bentley has prepaid $78,000 to CPEX for services expected to be provided to Bentley. This prepayment is included in Other within current liabilities on the Unaudited Condensed Consolidated Balance Sheet at June 30, 2008.

Clinical trial expenses
     Clinical trial expenses, which are reflected in research and development expenses, result from obligations under contract with vendors, consultants, and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in cash flows which are not consistent with the periods in which materials or services are provided. These costs are capitalized upon payment and expensed according to the progress of each trial as measured by patient progression and the timing of various aspects of the trial. The progress of the trials is obtained through discussions with internal personnel as well as outside service providers. The timing and level of services performed are often judgmental.
Provision for income taxes
     CPEX operations were historically included in Bentley’s consolidated U.S. federal and state income tax returns. The provision for income taxes has been determined as if CPEX had filed separate tax returns under its existing structure for the periods presented. Accordingly, the effective tax rate of CPEX in future years could vary from its historical effective tax rates depending on the future legal structure of CPEX and related tax elections.
     CPEX adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109, Accounting for Income Taxes, (“SFAS No. 109”) effective January 1, 2007. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with SFAS No. 109 by requiring the application of a “more likely than not” threshold for the recognition and derecognition of tax positions. The adoption of FIN 48 did not have a material effect on the CPEX consolidated and combined financial statements. CPEX recognizes interest and penalties related to uncertain tax positions as a component of the provision for income taxes. There were no unrecognized tax positions relating to CPEX at the date of adoption. Tax years ranging from 2002 to 2006 remain open to examination by the major taxing authorities in jurisdictions where CPEX is subject to taxation.
     The Company has agreements with Bentley Pharmaceuticals, Inc. and its subsidiaries for allocation of various expenses of each company. Income and expenses resulting from these agreements were eliminated in combination; however, the related transactions affect the CPEX combined income tax provision. As future operating profits cannot be reasonably assured, no tax benefit has been recorded for the losses generated by CPEX in the six months ended June 30, 2008 and 2007. Accordingly, CPEX has established valuation allowances equal to the full amount of its deferred tax assets. Should CPEX determine that it is more likely than not that it will realize certain of its net deferred tax assets for which it has previously provided a valuation allowance, an adjustment would be required to reduce the existing valuation allowance.
Loss per Share
     The computation of basic and diluted loss per share is based on the Company’s net loss divided by the basic weighted-average number of common shares outstanding during each period. On June 30, 2008, the Company had approximately 2,274,000 common shares outstanding primarily as a result of the Separation on June 30, 2008, whereby Bentley stockholders of record on June 20, 2008 received one CPEX common share for every ten common shares of Bentley. The same number of shares is being used for the basic and diluted loss per share computation for all periods presented because no CPEX equity awards were outstanding prior to the Separation Date. In addition, since the Company has been in a net loss position, any potential common shares would not be used to compute diluted loss per share because the effect would have been anti-dilutive.

Shareholders’ Equity
     For all periods prior to June 30, 2008, Bentley’s investment in the drug delivery business is shown as Bentley Pharmaceuticals, Inc. net investment in the unaudited condensed consolidated and combined financial statements. Following the Separation, CPEX had approximately 2,274,000 common shares outstanding. After separation adjustments were recorded on June 30, 2008, the remaining Bentley Pharmaceuticals, Inc. net investment balance was transferred to Additional paid-in capital. Net income (loss) subsequent to the Separation will be included in Retained Earnings or Accumulated deficit on the Unaudited Condensed Consolidated Balance Sheet.
Preferred Stock
     CPEX has 1,000,000 shares of Series A Preferred Stock, $0.01 par value, authorized for issuance. As of June 30, 2008 and December 31, 2007, no shares of Preferred stock were outstanding.
Share-based compensation
     Directors, employees and consultants of CPEX may be awarded grants of restricted stock units and options to purchase CPEX common stock under the CPEX 2008 Equity and Incentive Plan (the “Plan”). Prior to the Separation, all equity awards were granted by Bentley. In accordance with the Employee Matters Agreement, upon the Separation, outstanding Bentley awards held by U.S. employees, directors and consultants were converted into an adjusted Bentley award and a CPEX award. The number of common shares underlying the CPEX awards was calculated as one-tenth of the number of common shares underlying the original Bentley awards. The price of the CPEX awards was determined by multiplying the original exercise price of the Bentley awards by the when issued trading price of CPEX on the Separation Date and then dividing that number by the closing Bentley trading price on the Separation Date. These CPEX awards were granted under the Plan. Approximately 755,000 shares of common stock have been reserved for issuance under the Plan. As a result of the Separation, approximately 292,000 shares were subject to outstanding stock options and approximately 13,000 shares were subject to outstanding restricted stock units. The balance of approximately 450,000 shares was available immediately after the Separation for future issuance of awards under the Plan. No other equity awards were granted during the six months ended June 30, 2008.
The table below presents the status of CPEX options as of June 30, 2008:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of Options	Exercise	Contractual	Value
	(in 000’s)	Price	Term (Years)	(in 000’s)
Options outstanding, June 30, 2008	292	$9.13	5.65	$1,566

Options exercisable, June 30, 2008	252	$8.88	5.21	$1,413

The table below presents the status of CPEX restricted stock units as of June 30, 2008:

Weighted
	Number	Average	Aggregate
	of	Remaining	Intrinsic
	Options	Contractual	Value
	(in 000’s)	Term (Years)	(in 000’s)
Restricted stock units outstanding, June 30, 2008	13	1.72	$183

     Restricted stock units are issued when they vest.
     Subsequent to June 30, 2008, CPEX awarded 351,000 stock options with an exercise price of $17.205 per share and 3,100 restricted stock units to its employees and directors.
     As a result of the acquisition of Bentley by Teva Pharmaceuticals Industries Limited (“Teva”) on July 22, 2008, CPEX options totaling approximately 128,000 held by Bentley employees, who were not transferred to CPEX, became fully vested and exercisable on that date. These options will expire on October 20, 2008 if not exercised on or before that date. Subsequent to June 30, 2008, approximately 76,000 of these outstanding and vested options were exercised. In addition, approximately 6,000 restricted stock unit awards became fully vested and were issued on July 22, 2008. In addition, all of the outstanding Bentley awards became fully vested as a result of the acquisition of Bentley by Teva. The accelerated vesting of the outstanding Bentley awards held by CPEX employees will require CPEX to record a non-cash charge of approximately $1.1 million in its third quarter ended September 30, 2008.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The risk-free interest rate is based on the yield curve of U.S. Treasury securities in effect at the date of the grant, having a duration commensurate with the estimated life of the award. CPEX does not expect to declare dividends in the future. Therefore, an annual dividend rate of 0% is used when calculating the grant date fair value of equity awards. The expected life (estimated period of time outstanding) of options granted is estimated based on historical exercise behaviors. The volatility of the CPEX stock is expected to be calculated on the grant date of each equity award using daily price observations over a period of time commensurate with the expected life of the respective award. The maximum contractual term of the CPEX share-based awards is 10 years.
     For the three and six months ended June 30, 2008 and 2007, the Unaudited Condensed Combined Statements of Operations includes share-based compensation expense recorded for Bentley stock option and Bentley restricted stock unit awards to employees of CPEX and the related allocated share-based compensation of executive officers, non-employee directors and consultants of Bentley. Also included in share-based compensation expense for the three and six months ended June 30, 2008 is a charge totaling $258,000 to CPEX as a result of the modification of certain awards related to the Separation. For the three months ended June 30, 2008 and 2007 share-based compensation expense totaled $537,000 and $289,000, respectively. Share-based compensation expense recorded for the six months ended June 30, 2008 and 2007 totaled approximately $905,000 and $559,000, respectively.

The related expenses were recorded in the Unaudited Condensed Combined Statements of Operations as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
General and administrative expenses	$273	$135	$458	$270
Research and development expenses	264	154	447	289

	$537	$289	$905	$559

     No related compensation expense was capitalized as the cost of an asset and there was no impact on net cash provided by operating activities or net cash used in financing activities as a result of these share-based transactions.
     Share-based compensation expense attributable to CPEX employees from Bentley’s 401(k) matching contributions represent the remainder of the CPEX share-based compensation. This expense totaled $53,000 and $72,000 for the three months ended June 30, 2008 and 2007, respectively, and $150,000 and $120,000 for the six months ended June 30, 2008 and 2007, respectively. The related expenses were recorded in the Unaudited Condensed Combined Statements of Operations as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
General and administrative expenses	$26	$28	$71	$51
Research and development expenses	27	44	79	69

	$53	$72	$150	$120

Recently issued accounting pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115, (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. CPEX has adopted SFAS No. 159 as of January 1, 2008 and through June 30, 2008 and has not elected to measure any of its financial instruments or other items at fair value that are not currently required to be measured at fair value.
     In June 2007, the FASB ratified the consensus reached by the EITF on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF Issue No. 07-3”). EITF Issue No. 07-3 states that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. The Company adopted EITF Issue No. 07-3 as of January 1, 2008. CPEX often enters into agreements for research and development goods and services, however CPEX has determined that the adoption of EITF 07-03 did not have a material impact on its combined and consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. CPEX has not determined the effect that the application of SFAS No. 141(R) will have on its combined and consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”) which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. CPEX has not determined the effect that the application of SFAS No. 160 will have on its combined and consolidated financial statements.
     In December 2007, the FASB ratified the consensus reached by the EITF on Issue No. 07-1, Accounting for Collaborative Agreements (“EITF Issue No. 07-1”). EITF Issue No. 07-1 provides the definition of a collaborative agreement and guidelines to assist an entity in determining whether or not it is a party in a collaborative agreement. EITF Issue No. 07-1 states that costs incurred and revenues generated from transactions with third parties shall be reported in accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. EITF Issue No. 07-1 also provides minimum disclosure requirements for an entity’s collaboration agreements and transition guidance. EITF Issue No. 07-1 is effective for fiscal years beginning after December 15, 2008. CPEX is evaluating the impact that the adoption of EITF Issue No. 07-1 will have on its combined and consolidated financial statements.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 will be applicable to the Company on January 1, 2009. The Company is currently evaluating the impact that FSP 142-3 will have on its combined and consolidated financial statements.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact that SFAS No. 162 will have on its combined and consolidated financial statements.
     In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 will be applicable to the Company on January 1, 2009. The Company is currently evaluating the impact that FSP EITF 03-6-1 will have on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with all financial and non-financial information appearing elsewhere in this report and with our combined financial statements and related notes included in our Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 17, 2008, referred to as the Form 10. Except for the historical information contained herein, the foregoing discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected in the forward-looking statements discussed herein due to competitive factors and other risks discussed in the Form 10 under “Risk Factors”.
Overview
     We are a specialty pharmaceutical company that employs approximately 15 people at our principal executive offices in Exeter, New Hampshire. Our business is the research, development, licensing and commercialization of pharmaceutical products utilizing our validated drug delivery technology. We have U.S. and international patents and other proprietary rights to technologies that facilitate the absorption of drugs. Currently, we have research alliances with each of the University of New Hampshire and Dartmouth College to collaborate in the development of new intellectual property. Our platform drug delivery technology is our CPE-215® technology, which enhances permeation and absorption of pharmaceutical molecules across biological membranes such as the skin and nasal mucosa. Our first product is Testim®, a gel for testosterone replacement therapy, which is a formulation of CPE-215 with testosterone. Testim is licensed to Auxilium Pharmaceuticals, Inc. who is currently marketing the product in the United States, Europe and other countries. Our second product, Nasulin™, currently in development in Phase II clinical trials, is an intranasal spray formulation of CPE-215 with insulin.
     We believe, based upon our experience with Testim and Nasulin, that our CPE-215 is a broad platform technology that has the ability to significantly enhance the permeation of a wide range of therapeutic molecules. To expand the development and commercialization of products using our CPE-215 drug delivery technology, we are pursuing strategic alliances with partners including large pharmaceutical, specialty pharmaceutical and biotechnology companies. The alliance opportunities may include co-development of products, in-licensing of therapeutic molecules, out-licensing of delivery technology or partnering late-stage candidates (such as Nasulin) for commercialization.
Separation from Bentley
     On June 12, 2008, the Board of Directors of Bentley Pharmaceuticals, Inc. approved the spin-off of its drug delivery business into CPEX Pharmaceuticals, Inc. Shares of CPEX were distributed to Bentley stockholders after the close of business on June 30, 2008 by means of a stock dividend, a transaction referred to as the Separation, which was taxable to Bentley and Bentley stockholders. Each Bentley stockholder of record on June 20, 2008 received one CPEX share for every ten shares of Bentley common stock. Bentley has no ownership interest in CPEX subsequent to the Separation.
     We have incurred legal, tax and other strategic consulting costs specifically associated with the Separation. These costs, which are reported as separation costs within operating expenses in the Unaudited Condensed Combined Statements of Operations, totaled approximately $1,565,000 and $119,000 for the three months ended June 30, 2008 and 2007, respectively, and $2,502,000 and $154,000 for the six months ended June 30, 2008 and 2007, respectively.

RESULTS OF OPERATIONS:
     The following is a discussion of the results of our operations for the three and six months ended June 30, 2008 and 2007. Included in the financial disclosures are direct costs associated with our business and certain allocated costs from Bentley related to executive compensation, public company costs and other administrative costs. As these costs only represent an allocation of the costs incurred by Bentley before the Separation, they are not necessarily indicative of the costs that would have been incurred if we were an independent public company in the periods presented.
     For the three months ended June 30, 2008 and 2007:

	Three Months Ended
	June 30,		Increase (Decrease)
(unaudited, in thousands)	2008	2007	$	%
Royalties and other revenue	$3,948	$2,655	$1,293	49%

Operating expenses:
General and administrative	1,344	1,432	(88)	(6)%
Research and development	2,632	2,756	(124)	(4)%
Separation costs	1,565	119	1,446	—
Depreciation and amortization	171	223	(52)	(23)%

Total operating expenses:	5,712	4,530	1,182	26%

Loss from operations	(1,764)	(1,875)	111	6%

Other, net	77	112	(35)	(31)%

Net loss	$(1,687)	$(1,763)	$76	4%

     Royalties and other revenues increased 49% from $2.7 million for the three months ended June 30, 2007 to $3.9 million for the three months ended June 30, 2008, primarily from increased royalties earned on sales of Testim. Testim’s market share increased to 22% as of June 30, 2008 compared to 20% at June 30, 2007.
     Total operating expenses increased 26% to $5.7 million for the three months ended June 30, 2008 from $4.5 million for the three months ended June 30, 2007, primarily from increased costs of the Separation totaling approximately $1.4 million. The increase in separation costs was partially offset by reduced research and development expenses of approximately $0.1 million due to the timing of our preclinical and clinical activities. Although cost estimates and timing of our trials are subject to change, we expect research and development expenses for 2008 to range between $6.0 million and $8.0 million.
     Our net loss decreased from $1.8 million for the three months ended June 30, 2007 to $1.7 million for the three months ended June 30, 2008. The decreased net loss primarily resulted from the increase in Testim royalty revenue that exceeded the increase in Total operating expenses.

     For the six months ended June 30, 2008 and 2007:

	Six Months Ended
	June 30,		Increase (Decrease)
(unaudited, in thousands)	2008	2007	$	%
Royalties and other revenue	$7,398	$4,818	$2,580	54%

Operating expenses:
General and administrative	2,449	2,353	96	4%
Research and development	4,528	4,812	(284)	(6)%
Separation costs	2,502	154	2,348	—
Depreciation and amortization	343	418	(75)	(18)%

Total operating expenses:	9,822	7,737	2,085	27%

Loss from operations	(2,424)	(2,919)	495	17%

Other, net	223	221	2	1%

Net loss	$(2,201)	$(2,698)	$497	18%

     Royalties and other revenues increased 54% from $4.8 million in the six months ended June 30, 2007 to $7.4 million in the six months ended June 30, 2008, primarily from increased royalties earned on sales of Testim. Testim’s market share increased to 22% as of June 30, 2008 compared to 20% at June 30, 2007.
     Total operating expenses increased 27% to $9.8 million for the six months ended June 30, 2008 from $7.7 million for the six months ended June 30 2007. The increase was primarily from increased costs of the Separation totaling approximately $2.3 million, which were partially offset by reduced research and development expenses of approximately $0.3 million. The reduction in research and development expenses was due to the timing of our preclinical and clinical activities.
     Our net loss decreased from $2.7 million for the six months ended June 30, 2007 to $2.2 million for the six months ended June 30, 2008. The decrease primarily resulted from the increase in Testim royalties that was partially offset by the increase in separation costs.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES:
Overview

	June 30,	December 31,
(unaudited, in thousands)	2008	2007
Summary Financial Position
Cash and cash equivalents	$11,328	$21,659
Accounts receivable	3,909	3,245
Total assets	22,254	32,397
Accounts payable and accrued expenses	1,475	3,221
Working capital	14,177	22,365
Total stockholders’ equity	20,701	29,151

	For the Six Months Ended
	June 30,
	2008	2007
Summary of Sources and (Uses) of Cash:
Operating activities	$(2,903)	$(1,586)
Investing activities	(124)	(155)
Purchases of property, plant and equipment	(124)	(28)
Additions to intangible assets	—	(157)
Financing activities	(7,304)	612
FINANCIAL CONDITION
Sources and Uses of Cash
Operating Activities
     Net cash used in operating activities was $2.9 million for the six months ended June 30, 2008 resulting from (i) the net loss of $2.2 million, (ii) the payment of accrued compensation of $1.0 million, (iii) a reduction in accounts payable of $0.6 million, and (iv) an increase in receivables of $0.7 million, which were partially offset by non-cash stock-based compensation of $1.1 million and depreciation and amortization of $0.3 million. This compared to $1.6 million used in the six months ended June 30, 2007 resulting from the net loss of $2.7 million, partially offset by noncash stock-based compensation of $0.7 million and depreciation and amortization expense of $0.4 million.
Investing Activities
     Our investing activities have included capital expenditures necessary to expand our laboratory facilities, purchase laboratory equipment and upgrade office equipment and furniture. In addition, investing activities include outlays related to patent registration costs and costs to acquire intellectual property rights. Net cash used for fixed asset additions and intellectual property totaled $124,000 and $185,000 in the six months ended June 30, 2008 and 2007, respectively.
Financing Activities
     Financing activities include the net change in Bentley’s net investment in CPEX, which included the net loss and changes in net assets of CPEX for each period presented.

LIQUIDITY AND CAPITAL RESOURCES
Capital Expenditures
     Our capital expenditures for the six months ended June 30, 2008 were approximately $124,000 compared to $28,000 for the six months ended June 30, 2007 related to the purchase of machinery and equipment for our research and development activities. We expect to invest between $400,000 and $700,000 in 2008 for normal building improvements, scheduled computer equipment upgrades and additional research and development equipment.
Liquidity
     We had approximately $11.3 million in cash at June 30, 2008. We expect to continue to receive increased royalty revenues from sales of Testim as its market share is expected to continue to increase. We believe this source of cash will be sufficient to fund our operations and our cash requirements for at least the next twelve months. Although cost estimates and timing of our trials are subject to change, we expect research and development expenses for 2008 to range between $6.0 million and $8.0 million. There can be no assurance that changes in our research and development plans or other events affecting our revenues or operating expenses will not result in the earlier depletion of our funds. However, we will continue to explore alternative sources for financing our business activities. In appropriate situations, which will be strategically determined, we may seek financial assistance from other sources, including contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of Nasulin and other products currently under development.
Liquidity Risk
     Our liquidity position may be negatively affected by reduced sales of Testim or unfavorable results from our ongoing development and clinical testing.
     The majority of our revenues are derived through royalty income from the only commercialized product licensed with our CPE-215 technology, Testim, which is sold by Auxilium. Though we believe that Auxilium intends to continue commercialization of Testim, sales of this product are subject to several risks, including pressures from existing or new, competing products. Should Testim sales be adversely affected by these risks, our revenues will be reduced, which may force us to delay our current plans to develop other product candidates.
     Additionally, the future of our Company is highly dependent on the development and commercial success of our lead product candidate, Nasulin. Delays or unfavorable results in our Nasulin clinical program would require additional cash resources which may not be readily available.
Critical Accounting Policies and Estimates
     Our significant accounting policies are more fully described in Note 2 to our combined financial statements in our Form 10. Some of our accounting policies are particularly important to the portrayal of our financial position, results of operations and cash flows and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of any estimates. Those estimates are based on our historical experience, terms of existing contracts, our observation of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. We have reviewed our critical accounting policies and estimates discussed in our Form 10 and have determined that those policies remain our most critical accounting policies for the quarter ended June 30, 2008. We did not make any changes to those policies during the quarter ended June 30, 2008.

Important Factors That May Affect Future Results
     This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements appear principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements may appear in other sections of this report, as well. Generally, the forward-looking statements in this report include such words as “expect,” “anticipate,” “intend,” “believe,” “will,” “may,” “could,” “should,” “project,” “estimate,” “continue,” “opportunity,” “future,” and similar expressions.
     The forward-looking statements include statements about our:
•	Prospects for future revenues from Testim;

•	Planned and continuing clinical trials;

•	Anticipated sources of future revenues;

•	Anticipated expenses and spending; and

•	The sufficiency of capital resources to fund our operations.
     These forward-looking statements are based on our current expectations, beliefs, assumptions, estimates, forecasts and projections for our business and the industry and markets in which we compete. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. We caution investors not to place undue reliance on the forward-looking statements contained in this report. These statements speak only as of the date of this report, and we do not undertake any obligation to update or revise them, except as required by law. We refer you to our description of the risk factors related to our business, which are contained in the section entitled “Risk Factors” in our Form 10. As a result of these and other factors, we may experience material fluctuations in our future operating results, which could materially affect our business, financial position, and stock price.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We do not have any material foreign currency exchange risks, we do not enter into derivative agreements, we do not have any off balance-sheet arrangements, and we do not have any interest rate risks. We do not carry any debt and we invest our excess cash in money market accounts.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures
     We evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this report. John A. Sedor, our Chief Executive Officer, and Robert P. Hebert, our Chief Financial Officer, participated in this evaluation. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
     (b) Changes in Internal Control over Financial Reporting
     During the period covered by this report, we have concluded that there were no changes during the fiscal quarter in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 6. Exhibits
     The Exhibits filed as part of this report are listed on the Exhibit Index immediately preceding the exhibits, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPEX PHARMACEUTICALS, INC. Registrant
August 14, 2008	By:	/s/ John A. Sedor
John A. Sedor
Chief Executive Officer and President (Principal Executive Officer)

August 14, 2008	By:	/s/ Robert P. Hebert
Robert P. Hebert
Chief Financial Officer and Vice President (Principal Financial Officer)

Exhibit Index

Exhibit
Number		Description of Exhibit

31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.