Form 10-Q
period 2008-09-30
CPEX Pharmaceuticals, Inc.
filed 2008-11-13
CIK 1418919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number 1-33895
CPEX PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	No. 26-1172076
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2 Holland Way, Exeter, New Hampshire 03833
(Current Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (603) 658-6100
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

The number of shares of the registrant’s common stock outstanding as of November 11, 2008 was 2,484,463.

CPEX Pharmaceuticals, Inc. and Subsidiaries
Form 10-Q for the Quarter Ended September 30, 2008
Index

Page
Part I. Financial Information

Item 1. Unaudited Condensed Consolidated and Combined Financial Statements:

Unaudited Condensed Consolidated and Combined Balance Sheets as of September 30, 2008 and December 31, 2007	3

Unaudited Condensed Consolidated and Combined Statements of Operations for the three and nine months ended September 30, 2008 and 2007	4

Unaudited Condensed Consolidated and Combined Statement of Changes in Stockholders’ Equity and Bentley Pharmaceuticals, Inc. net investment for the nine months ended September 30, 2008	5

Unaudited Condensed Consolidated and Combined Statements of Cash Flows for the nine months ended September 30, 2008 and 2007	6

Notes to Unaudited Condensed Consolidated and Combined Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

Part II. Other Information

Item 6. Exhibits	22
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO

CPEX Pharmaceuticals, Inc. and Subsidiaries
Unaudited Condensed Consolidated and Combined Balance Sheets

	September 30,	December 31,
(in thousands, except per share data)	2008	2007
Assets

Current assets:
Cash and cash equivalents	$13,052	$21,659
Receivables	4,179	3,245
Prepaid expenses and other	545	707

Total current assets	17,776	25,611

Non-current assets:
Fixed assets, net	2,723	2,800
Intangible assets, net	2,492	2,942
Restricted cash	1,000	1,000
Other	8	44

Total non-current assets	6,223	6,786

Total assets	$23,999	$32,397

Liabilities and Stockholders’ Equity or Bentley Pharmaceuticals, Inc. Net Investment

Current liabilities:
Accounts payable	$513	$974
Accrued expenses	1,273	2,247
Other	39	25

Total current liabilities	1,825	3,246

Commitments and contingencies

Stockholders’ equity or Bentley Pharmaceuticals, Inc. net investment:
Series A Preferred stock, $0.01 par value, authorized 1,000 shares, issued and outstanding, none	—	—
Common stock, $0.01 par value, authorized 35,000 shares, issued and outstanding, 2,371 shares	24	—
Additional paid-in capital	23,156	—
Accumulated deficit	(1,006)	—
Bentley Pharmaceuticals, Inc. net investment	—	29,151

Total stockholders’ equity or Bentley Pharmaceuticals, Inc. net investment	22,174	29,151

Total liabilities and stockholders’ equity or Bentley Pharmaceuticals, Inc. net investment	$23,999	$32,397

The accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements are an integral part of these financial statements.

CPEX Pharmaceuticals, Inc. and Subsidiaries
Unaudited Condensed Consolidated and Combined Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2008	2007	2008	2007
Royalties and other revenue	$3,945	$3,069	$11,343	$7,887

Operating expenses:
General and administrative	2,574	1,523	5,023	3,875
Research and development	2,249	2,444	6,778	7,268
Separation costs	—	423	2,502	577
Depreciation and amortization	171	160	514	578

Total operating expenses	4,994	4,550	14,817	12,298

Loss from operations	(1,049)	(1,481)	(3,474)	(4,411)

Other income (expenses):
Interest income	44	151	270	383
Interest expense	(1)	(1)	(4)	(9)
Other, net	—	(2)	—	(5)

Net loss	$(1,006)	$(1,333)	$(3,208)	$(4,042)

Net loss per common share:
Basic and Diluted	$(0.43)	$(0.59)	$(1.40)	$(1.78)

Weighted average common shares outstanding:
Basic and Diluted	2,334	2,274	2,294	2,274

The accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements are an integral part of these financial statements.

CPEX Pharmaceuticals, Inc. and Subsidiaries
Unaudited Condensed Consolidated and Combined Statement of Changes
in Stockholders’ Equity and Bentley Pharmaceuticals, Inc. Net Investment

					Bentley
	$0.01 Par Value		Additional		Pharmaceuticals,
	Common Stock		Paid-In	Accumulated	Inc. Net
(in thousands)	Shares	Amount	Capital	Deficit	Investment	Total
Balance at January 1, 2008	—	$—	$—	$—	$29,151	$29,151

Net loss prior to spin-off	—	—	—	—	(2,201)	(2,201)
Net loss subsequent to spin-off	—	—	—	(1,006)	—	(1,006)

Net transfers from parent	—	—	—	—	(6,295)	(6,295)

Transfer of parent company investment to APIC	—	—	20,655	—	(20,655)	—

Issuance of common stock in connection with the spin-off	2,274	23	—	—	—	23

Exercise of stock options and vesting of restricted stock units	95	1	815			816

Stock-based compensation	2		1,686			1,686

Balance at September 30, 2008	2,371	$24	$23,156	$(1,006)	$—	$22,174

The accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements are an integral part of these financial statements.

CPEX Pharmaceuticals, Inc. and Subsidiaries
Unaudited Condensed Consolidated and Combined Statements of Cash Flows

	For the Nine Months Ended
	September 30,
(in thousands)	2008	2007
Cash flows from operating activities:
Net loss	$(3,208)	$(4,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	514	578
Stock-based compensation expense	2,744	1,094
Loss on disposal of assets		29
Non-cash charge for write-down of intangible assets	141	208
(Increase) decrease in assets and increase (decrease) in liabilities:
Receivables	(934)	(807)
Prepaid expenses and other current assets	162	(20)
Other assets	36	47
Accounts payable and accrued expenses	(1,435)	781
Other current liabilities	14	(9)

Net cash used in operating activities	(1,966)	(2,141)

Cash flows from investing activities:
Additions to fixed assets	(129)	(85)
Additions to intangible assets	—	(157)
Proceeds from sale of fixed assets	—	30

Net cash used in investing activities	(129)	(212)

Cash flows from financing activities:
Proceeds from exercise of stock options	816	—
Net change in investment from Bentley Pharmaceuticals, Inc.	(7,328)	4,428

Net cash (used in) provided by financing activities	(6,512)	4,428

Net (decrease) increase in cash and cash equivalents	(8,607)	2,075

Cash and cash equivalents at beginning of period	21,659	10,752

Cash and cash equivalents at end of period	$13,052	$12,827

Supplemental Disclosures of Non-Cash Financing and Investing Activities
CPEX Pharmaceuticals, Inc. has issued CPEX Common Stock in lieu of cash to CPEX Pharmaceuticals, Inc. employees as 401(k) matching contributions during the year as follows:
Shares	2	—

Amount	$33	$—

Bentley Pharmaceuticals, Inc. has issued Bentley Common Stock in lieu of cash to CPEX Pharmaceuticals, Inc. employees as 401(k) matching contributions during the year as follows:
Shares	10	17

Amount	$150	$168

Cash paid for interest	$4	$9

The accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements are an integral part of these financial statements.

CPEX Pharmaceuticals, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated and Combined Financial Statements
Business
          CPEX Pharmaceuticals, Inc. (which may be referred to as CPEX or the Company) was incorporated on September 28, 2007 in the state of Delaware and has two wholly-owned subsidiaries, CPEX Pharma, Inc. and CPEX Park, LLC. CPEX is an emerging specialty pharmaceutical company in the business of research, development, licensing and commercialization of pharmaceutical products utilizing its validated drug delivery platform technology. The CPEX platform drug delivery technology is its CPE-215® technology, which enhances permeation and absorption of pharmaceutical molecules across biological membranes such as the skin and nasal mucosa. The first product of CPEX is Testim®, a gel for testosterone replacement therapy that is a formulation of CPE-215 with testosterone. Testim is licensed to Auxilium Pharmaceuticals, Inc. (which may be referred to as “Auxilium”) who is currently marketing the product in the United States, Europe and other countries. A second product, Nasulin™, currently in Phase II clinical trials, is an intranasal spray formulation of CPE-215 with insulin.
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
Separation from Bentley Pharmaceuticals, Inc.
          On June 12, 2008, the Board of Directors of Bentley Pharmaceuticals, Inc. (which may be referred to as “Bentley”) approved the spin-off of its drug delivery business into a new publicly traded company, CPEX Pharmaceuticals, Inc. Shares of CPEX were distributed to Bentley stockholders after the close of business on June 30, 2008 (the “Separation Date”) by means of a stock dividend, a transaction that was taxable to Bentley and Bentley’s stockholders (the “Separation”). Each Bentley stockholder of record on June 20, 2008, the record date, received on the Separation Date one CPEX share for every ten shares of Bentley common stock. Bentley has no ownership interest in CPEX subsequent to the Separation.
          In connection with the spin-off, CPEX and Bentley entered into a series of agreements, including a Separation and Distribution Agreement, a Transition Services Agreement, an Employee Matters Agreement and a Tax Sharing Agreement. See Related Party Transaction section beginning on page 10 for further discussion.
          CPEX has incurred legal, tax and other strategic consulting costs specifically associated with the spin-off which have been reported as separation costs within operating expenses in the accompanying Condensed Consolidated and Combined Statements of Operations. These costs totaled approximately $423,000 for the three months ended September 30, 2007, and $2.5 million and $577,000 for the nine months ended September 30, 2008 and 2007, respectively. There were no separation costs during the three months ended September 30, 2008.
Basis of Presentation
          The accompanying unaudited condensed consolidated and combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions in Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for future periods. The balance sheet information at December 31, 2007 has been derived from the audited combined financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These unaudited condensed consolidated and combined financial statements should be read in conjunction with the summary of significant accounting policies and the audited combined financial statements of CPEX Pharmaceuticals, Inc. and notes thereto included in the CPEX Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 17, 2008.
Principles of consolidation and combination
          Prior to the Separation Date, the CPEX combined financial statements reflected the assets, liabilities and results of operations of the components of Bentley that constituted the drug delivery business to be separated into CPEX. The financial information for periods prior to June 30, 2008 is primarily comprised of Bentley’s former U.S. drug delivery business and certain accounts of Bentley’s wholly-owned subsidiaries, Bentley Pharmaceuticals Ireland Limited and Bentley Park, LLC. Financial information presented in periods subsequent to June 30, 2008 reflects the assets and liabilities of CPEX Pharmaceuticals, Inc. and its wholly-owned subsidiaries, CPEX Pharma, Inc. and CPEX Park, LLC, as an independent, publicly-traded company. All intercompany balances have been eliminated in consolidation and combination. The drug delivery business of Bentley Pharmaceuticals Ireland Limited did not have operations other than intercompany transactions with CPEX.
          Management believes that the assumptions underlying the combined financial statements are reasonable. The financial information in the combined and consolidated financial statements including periods prior to the Separation Date do not include all the expenses that would have been incurred had CPEX been a separate, stand-alone entity. As such, the financial information herein does not reflect the financial position, results of operations and cash flows of what CPEX would have been, had CPEX been a separate, stand-alone entity during those periods. Additionally, these historical combined financial statements include proportional cost allocations of certain common costs of Bentley and CPEX because specific identification of these expenses to each entity was not practicable.
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
Cash and cash equivalents and restricted cash
          CPEX considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents for purposes of classification in the Condensed Consolidated and Combined Balance Sheets and the Consolidated and Combined Statements of Cash Flows. The cash and cash equivalents of CPEX include cash balances maintained in commercial bank accounts, amounts invested in overnight sweep investments and cash deposits in money market accounts. The CPEX cash balances exceed the limits of amounts insured by the Federal Deposit Insurance Corporation; however, because deposits are maintained at a highly rated financial institution, management does not believe that there is a significant risk of loss of uninsured amounts. As discussed in Notes 2 and 10 to the CPEX Combined Financial Statements for the years ended December 31, 2007, 2006 and 2005, in accordance with the Separation and Distribution Agreement between CPEX and Bentley, the Company’s unrestricted cash and cash equivalents balance was adjusted to $8.0 million plus Testim royalties totaling $3.3 million as of the Separation Date. CPEX transferred excess unrestricted cash of approximately $6.4 million to Bentley in accordance with this provision. At September 30, 2008, the Company’s cash and cash equivalents balance totaled $13.1 million.
          The Company acquired intellectual property during the year ended December 31, 2003 for $1.0 million plus future royalties on sales and licensing income received though February 14, 2020. In connection with the acquisition, the Company obtained a renewable, irrevocable letter of credit in the amount of $1.0 million in favor of the assignor to guarantee future royalty payments. The $1.0 million used to secure the letter of credit has been classified as restricted cash in the Condensed Consolidated and Combined Balance Sheets as of September 30, 2008 and December 31, 2007.
Receivables
          Receivables consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Royalties receivable	$3,855	$3,237
Other	324	8

	$4,179	$3,245

          CPEX did not write-off any uncollectible receivables in the periods ended September 30, 2008. In addition, CPEX reviewed all receivable balances and concluded that no allowance for doubtful accounts was necessary as of September 30, 2008.
Revenue recognition
          CPEX earns royalty revenues on Auxilium’s sales of Testim, which incorporates the CPE-215 permeation enhancement technology of CPEX. Total royalty revenues recognized for the three months ended September 30, 2008 and 2007 were $3.9 million and $3.1 million, respectively, and $10.9 million and $7.9 million for the nine months ended September 30, 2008 and 2007, respectively.
Intangible Assets
          Costs incurred in connection with acquiring trademarks, patents, and other proprietary rights related to the Company’s commercially developed products are capitalized as intangible assets. These assets are amortized on a straight-line basis for periods not exceeding fifteen years from the dates of acquisition. In accordance with the guidelines in Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the Company has reviewed its intangible assets for impairment in accordance with the recognition and measurement provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Values of such assets are reviewed at least annually, or more frequently if events or changes in circumstances indicate that the assets may be impaired, comparing the carrying amounts to their estimated future undiscounted cash flows and adjusting for any diminution in value. During the quarter ended September 30, 2008, the Company recorded impairment losses of $141,000 related to the write-down of certain drug trademarks related to the Company’s anti-fungal nail lacquer. Impairment losses related to Intangible Assets are included in research and development expense in the accompanying Condensed Consolidated and Combined Statements of Operations. At September 30, 2008, the Company also reassessed the useful lives of its remaining drug licenses and related costs and has determined that the estimated useful lives are appropriate for determining amortization expense.

Related Party Transactions
          Prior to the Separation Date, CPEX operations were fully integrated with Bentley, including executive services, finance, treasury, internal audit, corporate income tax, legal services and investor relations. The accompanying unaudited condensed consolidated and combined financial statements reflect the application of certain estimates and allocations of operating expenses including stock-based compensation. Management believes the methods used to allocate these operating expenses are reasonable. The allocation methods include relative time devoted by executive management on CPEX business and related benefit received by CPEX for other services, such as public company costs and services. Allocations of expenses for these services totaled $1.3 million for the three months ended September 30, 2007 and $4.4 million and $3.1 million for the nine months ended September 30, 2008 and 2007, respectively, and are reflected in Total operating expenses in the Condensed Consolidated and Combined Statements of Operations. There have been no allocations of expenses charged to CPEX for the three months ended September 30, 2008.
          On June 13, 2008, CPEX and Bentley entered into a series of agreements, a Separation and Distribution Agreement, a Tax Sharing Agreement, a Transition Services Agreement and an Employee Matters Agreement to facilitate CPEX in its separation from Bentley. The Transition Services Agreement has an initial term of six months and may be extended for an additional six-month term. As a result of the Transition Services Agreement, CPEX or Bentley may provide services to the other as requested for a fee based upon the costs incurred in providing such services. As of the Separation Date, Bentley had prepaid $78,000 to CPEX for services expected to be provided to Bentley. For the three months ended September 30, 2008, CPEX recognized $39,000 for performance of those services and is included as an offset to operating expenses in General and administrative in the accompanying Condensed Consolidated and Combined Statements of Operations. The remaining prepayment of $39,000 is included in Other within current liabilities on the Condensed Consolidated Balance Sheet at September 30, 2008. These services are expected to be performed over the next three months.
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
          CPEX adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109, Accounting for Income Taxes, (“SFAS No. 109”) effective January 1, 2007. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with SFAS No. 109 by requiring the application of a “more likely than not” threshold for the recognition and derecognition of tax positions. The adoption of FIN 48 did not have a material effect on the CPEX consolidated and combined financial statements. CPEX recognizes interest and penalties related to uncertain tax positions as a component of the provision for income taxes. There were no unrecognized tax positions relating to CPEX at the date of adoption. Tax years ranging from 2003 to 2007 remain open to examination by the major taxing authorities in jurisdictions where CPEX is subject to taxation.
          Prior to the Separation Date, the Company had agreements with Bentley Pharmaceuticals, Inc. and its subsidiaries for allocation of various expenses of each company. Income and expenses resulting from these agreements were eliminated in combination; however, the related transactions affected the CPEX combined income tax provision. As future operating profits cannot be reasonably assured, no tax benefit has been recorded for the losses generated by CPEX in the nine months ended September 30, 2008 and 2007. Accordingly, CPEX has established valuation allowances equal to the full amount of its deferred tax assets. Should CPEX determine that it is more likely than not that it will realize certain of its net deferred tax assets for which it has previously provided a valuation allowance, an adjustment would be required to reduce the existing valuation allowance.
Loss per Share
     The computation of basic and diluted loss per share is based on the Company’s net loss divided by the basic weighted-average number of common shares outstanding during each period. On September 30, 2008, the Company had approximately 2,371,000 common shares outstanding. On June 30, 2008, the Company had approximately 2,274,000 common shares outstanding primarily as a result of the Separation on June 30, 2008, whereby Bentley stockholders of record on June 20, 2008 received one CPEX common share for every ten common shares of Bentley. The same number of shares is being used for the basic and diluted loss per share computation for all periods presented prior to June 30, 2008 because no CPEX equity awards were outstanding prior to the Separation Date. In addition, since the Company has been in a net loss position, any potential common shares would not be used to compute diluted loss per share because the effect would have been anti-dilutive.
Shareholders’ Equity
          For all periods prior to June 30, 2008, Bentley’s investment in the drug delivery business is shown as Bentley Pharmaceuticals, Inc. net investment in the unaudited condensed consolidated and combined financial statements. Following the Separation, CPEX had approximately 2,274,000 common shares outstanding. After separation adjustments were recorded on June 30, 2008, the remaining Bentley Pharmaceuticals, Inc. net investment balance was transferred to Additional paid-in capital. Net loss subsequent to the Separation has been included in Accumulated deficit on the Condensed Consolidated Balance Sheet.
Share-based compensation
          As of September 30, 2008, the Company had one share-based compensation plan, the CPEX 2008 Equity and Incentive Plan (the “Plan”). The Plan, which is shareholder approved, permits the grant of restricted stock units and options to purchase CPEX common stock to the Company’s directors, employees and consultants for up to approximately 755,000 shares of common stock. Prior to the Separation, all equity awards were granted by Bentley. In accordance with the Employee Matters Agreement, upon the Separation, outstanding Bentley awards held by U.S. employees, directors and consultants were converted into an adjusted Bentley award and a CPEX award. The number of common shares underlying the CPEX awards was calculated as one-tenth of the number of common shares underlying the original Bentley awards. The price of the CPEX awards was determined by multiplying the original exercise price of the Bentley awards by the when-issued trading price of CPEX on the Separation Date and then dividing that number by the closing Bentley trading price on the Separation Date. These CPEX awards were granted under the Plan. At September 30, 2008, approximately 660,000 shares of common stock were reserved for issuance under the Plan. Approximately 554,000 of these shares were subject to outstanding stock options and approximately

13,000 shares were subject to outstanding restricted stock units. The balance of approximately 93,000 shares were available for future issuance of awards under the Plan.
          The table below presents the Company’s option activity since the Separation through September 30, 2008:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(in 000’s)	Price	Term (Years)	(in 000’s)
Options outstanding, June 30, 2008	292	$9.13
Granted	351	17.21
Exercised (1)	(89)	9.14
Forfeited and expired	—

Options outstanding, September 30, 2008	554	$14.25	7.10	$2,492

Vested and expected to vest, September 30, 2008	541	$14.19	7.04	$2,469

Options exercisable, September 30, 2008	190	$9.24	2.21	$1,808

(1)	Comprised of 62,000 fully vested CPEX stock options to a CPEX director and 27,000 CPEX stock options to Bentley employees and former non-employee directors.
          Options to purchase approximately 89,000 shares of CPEX common stock were exercised during the three months ended September 30, 2008 for net cash proceeds to the Company of approximately $816,000. As the future operating profits of CPEX cannot be reasonably assured, no tax benefit resulting from the settlement of awards has been recorded. The total fair value of stock options that vested during the three months ended September 30, 2008 was approximately $169,000.
          As of September 30, 2008, unrecognized compensation expense related to the unvested portion of the Company’s stock options granted to CPEX employees was approximately $3.8 million and is expected to be recognized over a weighted average period of approximately 1.66 years.
          Additionally, as of September 30, 2008, there were approximately 13,000 restricted stock units outstanding. Unrecognized compensation expense related to the unvested portion of these restricted stock unit awards to CPEX employees was approximately $107,000 and is expected to be recognized over a weighted average period of approximately 1.72 years. Restricted stock units are issued when they vest.
          As a result of the acquisition of Bentley by Teva Pharmaceuticals Industries Limited (“Teva”) on July 22, 2008 (the “Acquisition”), approximately 151,000 CPEX options held by Bentley employees and its former non-employee directors who were not transferred to CPEX, became fully vested and exercisable on that date. Approximately 27,000 of these options were exercised prior to September 30, 2008. Subsequent to period end, approximately 111,000 of these options were exercised and the remaining 13,000 were forfeited prior to exercise. In addition, approximately 6,000 CPEX restricted stock unit awards held by Bentley employees who were not transferred to CPEX became fully vested and were issued on July 22, 2008. Also as a result of the Acquisition, all of the outstanding Bentley awards became fully vested. The accelerated vesting of the outstanding Bentley awards held by CPEX employees resulted in a non-cash charge of approximately $1.2 million recorded by CPEX in the third quarter ended September 30, 2008.
          In addition to the non-cash charge mentioned above, share-based compensation expense for the three and nine months ended September 30, 2008, includes non-cash charges of approximately $424,000 for CPEX stock option and CPEX restricted stock unit awards granted during the third quarter. For the nine months ended September 30, 2008 and the three and nine months ended September 30, 2007, the Condensed Consolidated and Combined Statements of Operations include share-based compensation expense recorded for

Bentley stock option and Bentley restricted stock unit awards to CPEX employees and an allocation of share-based compensation of executive officers, non-employee directors and consultants of Bentley. For the three months ended September 30, 2008 and 2007 share-based compensation expense totaled $1.7 million and $367,000, respectively. Share-based compensation expense recorded for the nine months ended September 30, 2008 and 2007 totaled approximately $2.6 million and $926,000, respectively. The related expenses were recorded in the Condensed Consolidated and Combined Statements of Operations as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
General and administrative expenses	$1,258	$180	$1,718	$450
Research and development expenses	396	187	843	476

	$1,654	$367	$2,561	$926

          No related compensation expense was capitalized as the cost of an asset and there was no impact on net cash provided by operating activities or net cash used in financing activities as a result of these share-based transactions.
          The fair value of each option award granted to employees is estimated on the date of grant using the Black-Scholes option valuation model. Assumptions and the resulting fair value for option awards granted by CPEX during the three months ended September 30, 2008 are provided below (results may vary depending on the assumptions applied within the model):

For the Three Months
Ended
September 30, 2008
Weighted average risk free interest rate	3.30%
Dividend yield	0%
Expected life (years)	5 to 7
Volatility	65%-79%
Weighted average grant-date fair value of options granted	$12.31

          The risk-free interest rate is based on the yield curve of U.S. Treasury securities in effect at the date of the grant, having a duration commensurate with the estimated life of the award. CPEX does not expect to declare dividends in the future. Therefore, an annual dividend rate of 0% is used when calculating the grant date fair value of equity awards. The expected life (estimated period of time outstanding) of options granted is estimated based on historical exercise behaviors of Bentley employees. Shares of CPEX common stock began trading on the NASDAQ Capital Market on July 1, 2008. Since this period of time is shorter than the expected term of the options granted, the volatility applied is the average volatility of a peer group of comparable life science companies using daily price observations for each company over a period of time commensurate with the expected life of the respective award. The maximum contractual term of the CPEX share-based awards is 10 years.
          The Company also sponsors a 401(k) Plan for eligible employees and matches eligible contributions with shares of the Company’s common stock. In July 2008, the Company’s Board of Directors authorized 50,000 shares of common stock reserved for issuance pursuant to the 401(k) Plan. As of September 30, 2008 approximately 48,000 shares were available for future issuance under this plan.
          The remainder of share-based compensation expense is attributable to 401(k) matching contributions made by the Company to its employees. For the three months ended September 30, 2008, share-based compensation expense includes matching contributions from the Company to its employees. Share-based compensation expense for periods prior to the Separation Date includes expense attributable to CPEX employees from Bentley’s 401(k) matching contributions and the related allocated share-based compensation of executive officers. This expense totaled $33,000 and $48,000 for the three months ended September 30, 2008 and 2007, respectively, and $183,000 and $168,000 for the nine months ended September 30, 2008 and 2007, respectively. The related expenses were recorded in the Condensed Consolidated and Combined Statements of Operations as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
General and administrative expenses	$20	$24	$91	$75
Research and development expenses	13	24	92	93

	$33	$48	$183	$168

Recently issued accounting pronouncements
          In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115, (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. CPEX has adopted SFAS No. 159 as of January 1, 2008 and through September 30, 2008 has not elected to measure any of its financial instruments or other items at fair value that are not currently required to be measured at fair value.
          In June 2007, the FASB ratified the consensus reached by the EITF on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF Issue No. 07-3”). EITF Issue No. 07-3 states that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. The Company adopted EITF Issue No. 07-3 as of January 1, 2008. CPEX often enters into agreements for research and development goods and services, however CPEX has determined that the adoption of EITF 07-03 did not have a material impact on its Consolidated and Combined financial statements.
          In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. CPEX has not determined the effect that the application of SFAS No. 141(R) will have on its Consolidated and Combined financial statements.
          In December 2007, the FASB ratified the consensus reached by the EITF on Issue No. 07-1, Accounting for Collaborative Agreements (“EITF Issue No. 07-1”). EITF Issue No. 07-1 provides the definition of a collaborative agreement and guidelines to assist an entity in determining whether or not it is a party in a collaborative agreement. EITF Issue No. 07-1 states that costs incurred and revenues generated from transactions with third parties shall be reported in accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. EITF Issue No. 07-1 also provides minimum disclosure requirements for an entity’s collaboration agreements and transition guidance. EITF Issue No. 07-1 is effective for fiscal years beginning after December 15, 2008. CPEX has not evaluated the impact, if any, that the adoption of EITF Issue No. 07-1 will have on its Consolidated and Combined financial statements.
          In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 will be applicable to the Company on January 1, 2009. The Company has not evaluated the impact, if any, that FSP 142-3 will have on its combined and consolidated financial statements.
          In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company has not evaluated the impact, if any, that SFAS No. 162 will have on its Consolidated and Combined financial statements.
          In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 will be applicable to the Company on January 1, 2009. The Company has not evaluated the impact, if any, that FSP EITF 03-6-1 will have on its Consolidated and Combined financial statements.

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
Overview
          We are an emerging specialty pharmaceutical company that employs 17 people at our principal executive offices in Exeter, New Hampshire. Our business is the research, development, licensing and commercialization of pharmaceutical products utilizing our validated drug delivery platform technology. We have U.S. and international patents and other proprietary rights to technologies that facilitate the absorption of drugs. Currently, we have research alliances with each of the University of New Hampshire and Dartmouth College to collaborate in the development of new intellectual property. Our platform drug delivery technology is our CPE-215® technology, which enhances permeation and absorption of pharmaceutical molecules across biological membranes such as the skin and nasal mucosa. Our first product is Testim®, a gel for testosterone replacement therapy, which is a formulation of CPE-215 with testosterone. Testim is licensed to Auxilium Pharmaceuticals, Inc. who is currently marketing the product in the United States, Europe and other countries. Our second product, Nasulin™, currently in Phase II clinical trials, is an intranasal spray formulation of CPE-215 with insulin.
          We believe, based upon our experience with Testim and Nasulin, that our CPE-215 technology is a broad platform technology that has the ability to significantly enhance the permeation of a wide range of therapeutic molecules. To expand the development and commercialization of products using our CPE-215 drug delivery technology, we are pursuing strategic alliances with partners including large pharmaceutical, specialty pharmaceutical and biotechnology companies. The alliance opportunities may include co-development of products, in-licensing of therapeutic molecules, out-licensing of delivery technology or partnering late-stage candidates for commercialization.
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
          We have incurred legal, tax and other strategic consulting costs specifically associated with the Separation. These costs, which are reported as separation costs within operating expenses in the Condensed Consolidated and Combined Statements of Operations, totaled $423,000 for the three months ended September 30, 2007, and $2.5 million and $577,000 for the nine months ended September 30, 2008 and 2007, respectively. No additional separation costs have been incurred by CPEX subsequent to its spin-off from Bentley in June 2008.
RESULTS OF OPERATIONS:
          The following is a discussion of the results of our operations for the three and nine months ended September 30, 2008 and 2007. Included in the financial disclosures for the three and nine months ended

September 30, 2007 and nine months ended September 30, 2008 are direct costs associated with our business and certain allocated costs from Bentley related to executive compensation, public company costs and other administrative costs. As these costs only represent an allocation of the costs incurred by Bentley before the Separation, they are not necessarily indicative of the costs that would have been incurred if we were an independent public company in the periods presented.
          For the three months ended September 30, 2008 and 2007:

	Three Months Ended
	September 30,		Increase (Decrease)
(unaudited, in thousands)	2008	2007	$	%
Royalties and other revenue	$3,945	$3,069	$876	29%

Operating expenses:
General and administrative	2,574	1,523	1,051	69%
Research and development	2,249	2,444	(195)	(8)%
Separation costs	—	423	(423)	(100)%
Depreciation and amortization	171	160	11	7%

Total operating expenses:	4,994	4,550	444	10%

Loss from operations	(1,049)	(1,481)	432	29%

Other, net	43	148	(105)	(71)%

Net loss	$(1,006)	$(1,333)	$327	25%

     Royalties and other revenues increased 29% from $3.1 million for the three months ended September 30, 2007 to $3.9 million for the three months ended September 30, 2008, primarily from increased royalties earned on sales of Testim. Testim’s market share increased to 22% as of September 30, 2008 compared to 21% at September 30, 2007. We recently received a notice from Upsher-Smith Laboratories advising of the filing by Upsher-Smith Laboratories of an Abbreviated New Drug Application (ANDA) containing a Paragraph IV certification under 21 U.S.C. Section 355(j) for testosterone gel. This notice states that Upsher-Smith Laboratories does not believe that their product infringes our patent which covers Testim. We are currently reviewing the details of this and intend to pursue all available legal and regulatory options in defense of Testim, including enforcement of intellectual property rights and approved labeling. See the Liquidity Risk section on page 20 for further discussion.
     Total operating expenses increased 10% to $5.0 million for the three months ended September 30, 2008 from $4.6 million for the three months ended September 30, 2007, primarily due to a $1.2 million non-cash charge resulting from the modification of equity awards associated with the spin-off from Bentley. This increase was partially offset by reduced research and development expenses of approximately $195,000 due to the timing of our preclinical and clinical activities. In addition, operating expenses for the three months ended September 30, 2007 include $423,000 in separation costs. We have not incurred any separation costs subsequent to the spin-off. Although cost estimates and timing of our trials are subject to change, we expect research and development expenses for 2008 to range between $9.0 million and $11.0 million.
     Our net loss decreased to $1.0 million for the three months ended September 30, 2008 from $1.3 million for the three months ended September 30, 2007. The decreased net loss primarily resulted from the increase in Testim royalty revenue that exceeded the increase in operating expenses.

     For the nine months ended September 30, 2008 and 2007:

	Nine Months Ended
	September 30,		Increase (Decrease)
(unaudited, in thousands)	2008	2007	$	%
Royalties and other revenue	$11,343	$7,887	$3,456	44%

Operating expenses:
General and administrative	5,023	3,875	1,148	30%
Research and development	6,778	7,268	(490)	(7)%
Separation costs	2,502	577	1,925	334%
Depreciation and amortization	514	578	(64)	(11)%

Total operating expenses:	14,817	12,298	2,519	20%

Loss from operations	(3,474)	(4,411)	937	21%

Other, net	266	369	(103)	(28)%

Net loss	$(3,208)	$(4,042)	$834	21%

     Royalties and other revenues increased 44% to $11.3 million in the nine months ended September 30, 2008 from $7.9 million in the nine months ended September 30, 2007, primarily from increased royalties earned on sales of Testim. Testim’s market share increased to 22% as of September 30, 2008 compared to 21% at September 30, 2007. As mentioned above, we recently received a notice from Upsher-Smith Laboratories advising of the filing by Upsher-Smith Laboratories of an Abbreviated New Drug Application (ANDA) containing a Paragraph IV certification under 21 U.S.C. Section 355(j) for testosterone gel. This notice states that Upsher-Smith Laboratories does not believe that their product infringes our patent which covers Testim. We are currently reviewing the details of this notice and intend to pursue all available legal and regulatory options in defense of Testim, including enforcement of intellectual property rights and approved labeling. See the Liquidity Risk section on page 20 for further discussion.
          Total operating expenses increased 20% to $14.8 million for the nine months ended September 30, 2008 from $12.3 million for the nine months ended September 30, 2007. The increase in operating expenses was primarily due to a $1.9 million increase in costs related to the Separation and to the $1.2 million non-cash charge related to equity awards mentioned above. These costs were partially offset by reduced research and development expenses of approximately $490,000 which was due to the timing of our preclinical and clinical activities.
     Our net loss decreased to $3.2 million for the nine months ended September 30, 2008 from $4.0 million for the nine months ended September 30, 2007. The decrease primarily resulted from the increase in Testim royalties that was partially offset by the increase in separation costs.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES:
Overview

	September 30,	December 31,
(unaudited, in thousands)	2008	2007
Summary Financial Position
Cash and cash equivalents	$13,052	$21,659
Accounts receivable	4,179	3,245
Total assets	23,999	32,397
Accounts payable and accrued expenses	1,786	3,221
Working capital	15,951	22,365
Total stockholders’ equity	22,174	29,151

	For the Nine Months Ended
	September 30,
	2008	2007
Summary of Sources and (Uses) of Cash:
Operating activities	$(1,966)	$(2,141)
Investing activities	(129)	(212)
Purchases of property, plant and equipment	(129)	(85)
Additions to intangible assets	—	(157)
Financing activities	(6,512)	4,428
FINANCIAL CONDITION
Sources and Uses of Cash
Operating Activities
          Net cash used in operating activities was $2.0 million for the nine months ended September 30, 2008 resulting from the net loss of $3.2 million, a reduction in accounts payable and accrued expenses of $1.4 million, and an increase in receivables of $934,000, which were partially offset by non-cash stock-based compensation of $2.7 million and depreciation and amortization of $514,000. This compared to $2.1 million used in the nine months ended September 30, 2007 resulting from the net loss of $4.0 million and an increase in accounts receivable of $807,000 partially offset by an increase in accounts payable and accrued expenses of $781,000, stock-based compensation expense of $1.1 million and depreciation and amortization of $578,000.
Investing Activities
          Our investing activities have included capital expenditures necessary to expand our laboratory facilities, purchase laboratory equipment and upgrade office equipment. In addition, investing activities include outlays related to patent registration costs and costs to acquire intellectual property rights. Net cash used for fixed asset additions and intellectual property totaled $129,000 and $242,000 in the nine months ended September 30, 2008 and 2007, respectively. We expect to invest between $300,000 and $500,000 in 2008 for research and development equipment and scheduled computer equipment replacements.
Financing Activities
          Financing activities include the net change in Bentley’s net investment in CPEX, which included the net loss and changes in net assets of CPEX for each period presented and cash provided by the exercise of stock options. Through the period ended September 30, 2008, we have received net proceeds of $816,000 from the exercise of stock options.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
          We had approximately $13.1 million in cash at September 30, 2008. We believe this source of cash will be sufficient to fund our operations and our cash requirements for at least the next twelve months. Although cost estimates and timing of our trials are subject to change, we expect research and development expenses for 2008 to range between $9.0 million and $11.0 million. There can be no assurance that changes in our research and development plans or other events affecting our revenues or operating expenses will not result in the earlier depletion of our funds. However, we will continue to explore alternative sources for financing our business activities. In appropriate situations, which will be strategically determined, we may seek financial assistance from other sources, including, but not limited to, contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of Nasulin and other products currently under development.
Liquidity Risk
          Our liquidity position may be negatively affected by reduced sales of Testim or unfavorable results from our ongoing development and clinical testing.
          The majority of our revenues are derived through royalty income from the only commercialized product licensed with our CPE-215 technology, Testim, which is sold by Auxilium. Although we believe that Auxilium intends to continue commercialization of Testim, sales of this product are subject to several risks, including pressures from existing or new, competing products. We recently received a notice from Upsher-Smith Laboratories advising of the filing by Upsher-Smith Laboratories of an Abbreviated New Drug Application (ANDA) containing a Paragraph IV certification under 21 U.S.C. Section 355(j) for testosterone gel. The certification notice states that Upsher-Smith does not believe that the product for which it is seeking approval infringes CPEX’s U.S. Patent No. 7,320,968, which covers Testim 1% testosterone gel. This patent is listed in Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), published by the U.S. Food and Drug Administration, and will expire in January 2025. We are currently reviewing the details of this notice received from Upsher-Smith Laboratories and, together with Auxilium, intend to pursue all available legal and regulatory options in defense of Testim, including enforcement of intellectual property rights and approved labeling. The risk of a competing product, however, may adversely affect future Testim sales and reduce our revenues, which may force us to delay our current plans to develop other product candidates.
          Additionally, the future of our Company is highly dependent on the development and commercial success of our lead product candidate, Nasulin. Delays or unfavorable results in our Nasulin clinical program would require additional cash resources which may not be readily available.
Critical Accounting Policies and Estimates
          Our significant accounting policies are more fully described in Note 2 to our combined financial statements in our Form 10. Some of our accounting policies are particularly important to the portrayal of our financial position, results of operations and cash flows and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of any estimates. Those estimates are based on our historical experience, terms of existing contracts, our observation of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. We have reviewed our critical accounting policies and estimates discussed in our Form 10 and have determined that those policies remain our most critical accounting policies for the quarter ended September 30, 2008. We did not make any changes to those policies during the quarter ended September 30, 2008.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          We do not have any material foreign currency exchange risks, we do not enter into derivative agreements, we do not have any off balance-sheet arrangements, and we do not have any interest rate risks. We do not carry any debt and we invest our excess cash in overnight sweep accounts at a highly rated financial institution.
Item 4. Controls and Procedures
          (a) Evaluation of Disclosure Controls and Procedures
          We evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this report. John A. Sedor, our Chief Executive Officer, and Robert P. Hebert, our Chief Financial Officer, participated in this evaluation. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

CPEX PHARMACEUTICALS, INC.
Registrant
November 13, 2008	By:	/s/ Robert P. Hebert
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