Form 10-K/A
period 2008-12-31
CPEX Pharmaceuticals, Inc.
filed 2009-04-30
CIK 1418919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No.1
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to              .
Commission file number 1-33895
CPEX Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	No. 26-1172076
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2 Holland Way	03833
Exeter, New Hampshire	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code:
(603) 658-6100
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, $0.01 par value Preferred Stock Purchase Rights	NASDAQ Capital Market NASDAQ Capital Market
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐     NO ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐     NO ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑     NO ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐     NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☑
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
None
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

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form 10-K of CPEX Pharmaceuticals, Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 25, 2009, solely to include the information required by Part III of Form 10-K. The information required by Items 10-14 of Part III is no longer being incorporated by reference to the Proxy Statement relating to the Company’s 2009 Annual Meeting of Stockholders. Except as described in this explanatory note, this amendment does not modify or amend any other information presented in the Annual Report on Form 10-K as originally filed and does not otherwise reflect events occurring after March 25, 2009, the date on which the Annual Report was originally filed.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The names, ages, titles and biographies of our directors and executive officers are set forth under “Executive Officers” in Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2009 and are incorporated herein by reference.
Audit Committee
     The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the independent auditors, who audit our consolidated financial statements. The Audit Committee is also responsible for discussing with our management and our independent auditors, our accounting policies and procedures and reporting systems, as well as the effectiveness of our internal financial controls. The Audit Committee monitors the independence of the auditors, and resolves any disagreements between our management and our independent auditors regarding financial reporting. The Audit Committee also oversees the financial reporting process, including review of the audited financial statements, and based on the reviews and discussions referred to above, it recommends to the Board whether the financial statements should be included in our Annual Report on Form 10-K. The Audit Committee currently consists of Messrs. John W. Spiegel (Chairman), Miguel Fernandez and Michael McGovern. Currently, all members of the Audit Committee, with exception to Mr. McGovern, are “independent” directors in accordance with the listing standards of the NASDAQ and Securities and Exchange Commission (SEC) Regulations. Mr. McGovern will meet the NASDAQ independence standards in late-May 2009. The Board of Directors has determined that Mr. Spiegel qualifies as an “audit committee financial expert” as defined in applicable SEC rules.
Code of Business Conduct and Ethics
     The Company has adopted a code of business conduct and ethics that applies to its directors, officers, and employees. The code of conduct is publicly available on the Company’s website at www.cpexpharm.com under the caption “Investor Relations — Corporate Governance.” If the Company makes any substantive amendments to the code of business conduct or grants any waiver, including any implicit waiver from a provision of the code of conduct to our principal executive officer, principal financial officer or principal accounting officer, we will disclose the nature of such amendments or waiver on our website or in a report on Form 8-K. To date, we have not granted any waivers under the code of conduct.
Stockholder Recommendations for Director Nominations
     Stockholders may recommend individuals for the Nominating and Governance Committee to consider as potential director candidates by submitting their names and background to “CPEX Pharmaceuticals, Inc. Nominating and Governance Committee” c/o the Secretary, CPEX Pharmaceuticals, Inc., 2 Holland Way, Exeter, New Hampshire, 03833. The Nominating and Governance Committee will consider a recommendation only if appropriate biographical information and background material is provided on a timely basis. Assuming that appropriate biographical and background material is provided for candidates recommended by stockholders, the Nominating and Governance Committee will evaluate those candidates by following substantially the same process, and applying substantially the same criteria, as for candidates submitted by Board members.

Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and any persons who own more than 10% of any class of our equity securities, to file certain reports relating to their ownership of such securities and changes in such ownership with the Securities and Exchange Commission and to furnish us with copies of such reports. Each of our directors and executive officers was required to file a Form 3 in connection with becoming a director or executive officer of CPEX on June 30, 2008 and a Form 4 disclosing a single grant of equity awards to each individual on June 30, 2008, other than Mr. Berman, who did not become an employee of the Company until February 2009. Due to an oversight, each of the directors and executive officers, other than Mr. Berman, did not file the required forms until July 7, 2008.
Item 11. Executive Compensation
Introduction
     On June 12, 2008 the Board of Directors of Bentley Pharmaceuticals, Inc. (“Bentley”) approved the spin-off of its drug delivery business into CPEX Pharmaceuticals, Inc. (the “Separation”). Shares of CPEX common stock were distributed to Bentley stockholders after the close of business on June 30, 2008 (the “Separation Date”) by means of a stock dividend. Each Bentley stockholder of record on June 20, 2008 received on the Separation Date one share of our common stock for every ten shares of Bentley common stock they owned. Bentley has had no equity ownership in our company subsequent to the Separation.
     In connection with the Separation and related transactions, each Bentley option holder received an adjusted Bentley award and an option to purchase that number of shares of CPEX common stock equal to 1/10 of the number of shares of Bentley common stock underlying the original Bentley option. The exercise price of the CPEX options was determined by multiplying the original exercise price of the Bentley option by the when-issued trading price of CPEX common stock on the NASDAQ Capital Market on the Separation Date and dividing that number by the closing price of Bentley’s common stock on the New York Stock Exchange on the Separation Date. The CPEX options were granted under our 2008 Equity and Incentive Plan. The vesting schedules and expiration dates of the CPEX options are based on the original vesting schedule and expiration dates of the Bentley options from which they were converted.
     Similarly, each Bentley restricted stock unit outstanding on the Separation Date was converted into an adjusted Bentley restricted stock unit and a CPEX restricted stock unit. For every ten Bentley restricted stock units, the individual received one restricted stock unit in CPEX with a vesting schedule and expiration date based on the original vesting schedules and expiration dates of the Bentley restricted stock units from which it was converted.
     On July 22, 2008, Bentley was acquired by Teva Pharmaceuticals Industries Limited (“Teva”). As a result of this acquisition, all outstanding Bentley awards became fully vested, were cancelled and converted into the right to receive cash payment. Payment for Bentley options was equal to the number of shares of Bentley common stock underlying the options multiplied by difference between the merger consideration price, which was $14.82, and the exercise price of the option, less any applicable withholding taxes. The payment for Bentley restricted stock units was equal to the number of restricted stock units multiplied by the merger consideration price of $14.82, less any applicable withholding taxes.

2008 Summary Compensation Table
     The following table summarizes the compensation of our principal executive officer and our two other most highly paid executive officers who were serving as executive officers as of December 31, 2008 (the “Named Executives”).

Name and				Stock	Option	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation		Total
Position	Year	($)(1)	($)(2)	($)(3)	($)(3)	($)		($)
John A. Sedor	2008	337,807	192,500	2,970	227,904	29,121	(4)	790,302	(7)
Chief Executive Officer and President
Robert P. Hebert	2008	184,333	74,000	204	126,800	14,000	(5)	399,337	(8)
Vice President, Chief Financial Officer and Secretary
Fred Feldman	2008	279,851	111,940	1,728	129,143	18,805	(6)	541,467	(9)
Senior Vice President and Chief Science Officer

(1)	Reflects full year compensation, including the portion attributable to the individual’s employment with Bentley prior to the Separation Date.

(2)	Reflects the cash value of the bonus earned by the Named Executive during the year. One-half of this bonus was paid in cash in 2009 and the remainder will be paid in fully vested shares of bonus stock, upon stockholder approval of an amendment and restatement of the 2008 Equity and Incentive Plan, in June 2009. If the proposal to amend and restate the 2008 Equity and Incentive Plan does not receive stockholder approval, the remainder will be paid in cash in June 2009.

(3)	The amounts reflected in this column approximate CPEX’s accounting expense as reflected in CPEX’s audited financial statements for the 2008 fiscal year in accordance with FAS 123R, and do not necessarily correspond to the actual value that will be recognized by the Named Executives. Also included is the expense attributed to the converted CPEX awards issued on the Separation Date as explained above under “Introduction.” For more information on the restricted stock unit and stock option valuation assumptions, refer to Note 8 of CPEX’s Consolidated and Combined Financial Statements in the Form 10-K for the year ended December 31, 2008, as filed with the SEC.

(4)	Includes life insurance premiums of $9,621; matching contributions in shares of common stock to Mr. Sedor’s 401(k) plan valued at $9,900, which includes contributions made by Bentley prior to the Separation Date; and an automobile allowance of $9,600, which includes the allowance paid by Bentley prior to the Separation Date.

(5)	Includes matching contributions in shares of common stock to Mr. Hebert’s 401(k) plan.

(6)	Includes life insurance premiums of $3,055; matching contributions in shares of common stock to Mr. Feldman’s 401(k) plan valued at $14,000, which includes contributions made by Bentley prior to the Separation Date; and cell phone fees of $1,750. The amounts disclosed for cell phone fees are for both business and personal purposes.

(7)	Total compensation excludes amounts received in connection with the acquisition of Bentley by Teva in respect of Bentley stock holdings and the resulting cash conversion of all outstanding Bentley options and restricted stock units held by Mr. Sedor, explained under “Introduction.”

(8)	Excludes $41,000 earned in 2008 while employed by Bentley and paid by Bentley subsequent to the Separation. Total compensation excludes amounts received in connection with the acquisition of Bentley by Teva in respect of Bentley stock holdings and the resulting cash conversion of all outstanding Bentley options and restricted stock units held by Mr. Hebert, explained under “Introduction.”

(9)	Total compensation excludes amounts received in connection with the acquisition of Bentley by Teva in respect of Bentley stock holdings and the resulting cash conversion of all outstanding Bentley options and restricted stock units held by Mr. Feldman, explained under “Introduction.”
Employment Agreements
     We have entered into employment agreements with each of Messrs. Sedor, Hebert and Feldman, which set forth the terms of their relationships with the Company. The agreements renew annually for one-year terms. Under the agreements, each individual is paid a base salary and provided with life insurance, as well as annual salary review, bonus potential and stock option grants at the discretion of our Compensation Committee. Mr. Sedor’s agreement also provides for a minimum stock option grant of 5,000 options under the terms of the 2008 Equity and Incentive Plan in each of the years 2008 and 2009. Each of these individuals is employed by us on a full time basis.
     For details regarding our obligations in the event of various potential circumstances of termination of employment for any of our Named Executives, please see “Potential Payments Upon Termination or Change-In-Control” below.
Terms of Restricted Stock Units and Stock Option Grants
     Each restricted stock unit granted to the Company’s executive officers represents the right to receive one share of common stock. The restricted stock units vest in three annual installments on the first three anniversaries of the grant date. The underlying shares will be issued on the respective vesting dates for the units. The restricted stock units are not subject to performance milestones or other vesting requirements beyond continued employment on the applicable vesting dates. The terms of the restricted stock units permit the Company to withhold vested shares in satisfaction of applicable tax withholding requirements.
     The stock options granted during 2008 vest in three equal installments on the first three anniversaries of the grant date and expire on the tenth anniversary of the grant. We believe that this vesting schedule, as well as the vesting schedule for the restricted stock units, aids in retaining executive officers and motivating longer-term performance. The exercise price of stock options is the average of the high and low price per share of common stock on the NASDAQ Capital Market on the date of grant. We have traditionally used this measure of fair value instead of the last sale price on the date of grant in order to avoid price shifts triggered by a single transaction at the close of a trading day.
     The following table details unexercised options and restricted stock units that have not vested for each of our Named Executives as of December 31, 2008.
Outstanding Equity Awards at 2008 Fiscal Year End

							Stock Awards
Option Awards								Market
		Number of	Number of				Number of	Value of
		Securities	Securities				Shares or	Shares or
		Underlying	Underlying				Units of	Units of
		Unexercised	Unexercised		Option		Stock That	Stock That
		Options	Options		Exercise	Option	Have Not	Have Not
		(#)	(#)		Price	Expiration	Vested	Vested
Name	Grant Date (1)	Exercisable	Unexercisable		($)	Date	(#)(4)	($) (5)
John A. Sedor	8/27/2005	15,000	—		9.88	8/27/2015	—	—
	5/23/2006	3,333	1,667	(2)	10.57	5/23/2016	460	4,485
	5/23/2006	6,000	9,000	(3)	10.57	5/23/2016	—	—
	5/23/2007	2,500	5,000	(2)	10.74	5/23/2017	1,050	10,238
	7/1/2008	—	100,000	(2)	17.21	7/1/2018	—	—
Robert P. Hebert	5/21/2003	1,100	—		9.01	5/21/2013	—	—
	5/1/2004	1,000	—		11.06	5/1/2014	—	—
	4/6/2005	1,000	—		6.64	4/6/2015	—	—
	6/30/2006	—	—		—	—	143	1,394
	5/23/2007	—	—		—	—	228	2,223
	7/1/2008	—	60,000	(2)	17.21	7/1/2018	—	—
Fred Feldman	10/31/2005	5,000	—		10.75	10/31/2015	—	—
	5/23/2006	733	367	(2)	10.57	5/23/2016	350	3,413
	5/23/2007	466	934	(2)	10.74	5/23/2017	487	4,748
	7/1/2008	—	60,000	(2)	17.21	7/1/2018	—	—

(1)	The grant dates, vesting schedules and expiration dates of the awards outstanding on the Separation Date are based on the original grant dates, vesting schedules and expiration dates of the Bentley awards from which they were converted.

(2)	These options become exercisable as to one-third of the shares on each of the first three anniversaries of the date of grant.

(3)	These options become exercisable as to one-fifth of the shares on each of the first five anniversaries of the date of grant.

(4)	Consists of restricted stock units. Restrictions lapse as to one-third of the shares on each of the first three anniversaries of the date of grant.

(5)	Market value based on closing price of the common stock on the NASDAQ Capital Market of $9.75 on December 31, 2008.

Potential Payments Upon Termination or Change-in-Control
     The employment agreements with our Named Executives may be terminated on one year’s notice (except for Mr. Sedor’s agreement which provides for termination upon notice effective as of the date of expiration of the then applicable term) and, if terminated earlier without cause, upon payment of severance equal to one year’s salary, a bonus equal to the greater of the bonus target for the current year or bonus paid for the prior year, and vesting of equity awards shall be accelerated on a pro rata basis determined by the number of completed months of service during the then current annual vesting period. No severance is paid on a termination for cause. Upon the death or disability of an executive officer, all equity awards shall vest.
     If any of the Named Executives terminates his employment for good reason, or we terminate his employment without cause, within 12 months after a change in control, (i) we would pay two times either (A) the average of his aggregate annual compensation paid by his current employer during the two prior calendar years (including base salary and bonuses, if any) or (B) if he has not been so employed for two full prior calendar years, 12 times his monthly base salary immediately prior to the change in control plus the greater of his (X) most recent bonus, if any, paid by his current employer before the change in control and (Y) his target bonus most recently determined by his current employer prior to the change in control; provided however that the obligations in this clause (i) shall terminate if such release has not been delivered within 60 days after such termination; (ii) all of his then outstanding equity awards would vest and become fully exercisable immediately; and (iii) he would be entitled to health benefits for a period of up to two years and the right to continue life insurance coverage at our expense for up to two years. The severance payments described in (i) of the preceding sentence would be paid in a lump sum within 30 days after termination of employment, subject to a six month delay if so required to comply with Section 409A of the Internal Revenue Code.
     In addition, under Mr. Sedor’s agreement, if the change in control occurs before the minimum equity award, described under “Employment Agreements” above, is granted, Mr. Sedor will be paid (a) the dollar amount, if any, that remains after subtracting the exercise price of the most recent annual equity award from the fair market value of our common stock as of the date of change in control multiplied by (b) the remainder of 10,000 less the number of shares of our common stock that are subject to the minimum equity award granted to Mr. Sedor before the change in control.
     The following table summarizes compensation paid to our non-employee directors during 2008.

2008 Director Compensation

	Fees Earned or
	Paid in	Stock	Option
	Cash	Awards	Awards	Total
Name	($)	($)	($)(5)	($)
Miguel Fernandez(1)	75,917	—	36,894	112,811
Michael McGovern(2)	51,798	—	36,894	88,692
James R. Murphy(3)	44,000	—	73,788	117,788
John W. Spiegel(4)	78,833	—	36,894	115,727

(1)	As of December 31, 2008, Mr. Fernandez held 1,600 restricted stock units, all of which are vested, and 21,210 stock options, of which 18,710 were vested. Total compensation excludes the cash conversion of all outstanding Bentley options and restricted stock units held by Mr. Fernandez, which occurred in connection with the acquisition of Bentley by Teva and is explained under “Introduction” and $44,000 attributable to his service as a Director of Bentley and paid in cash by Bentley prior to the Separation.

(2)	As of December 31, 2008, Mr. McGovern held 5,000 stock options, all of which 2,500 were vested. Total compensation excludes the cash conversion of all outstanding Bentley options and restricted stock units held by Mr. McGovern, which occurred in connection with the acquisition of Bentley by Teva and is explained under “Introduction”, and $22,798 attributable to his service as a Director of Bentley and paid in cash by Bentley prior to the Separation.

(3)	As of December 31, 2008, Mr. Murphy held 10,000 stock options, of which 5,000 were vested. Total compensation excludes the cash conversion of all outstanding Bentley options and restricted stock units held by Mr. Murphy, which occurred in connection with the acquisition of Bentley by Teva and is explained under “Introduction.”

(4)	As of December 31, 2008, Mr. Spiegel held 1,600 restricted stock units, all of which are vested, and 14,000 stock options, of which 11,500 were vested. Total compensation excludes the cash conversion of all outstanding Bentley options and restricted stock units held by Mr. Spiegel, which occurred in connection with the acquisition of Bentley by Teva and is explained under “Introduction” and $44,000 attributable to his service as a Director of Bentley and paid in cash by Bentley prior to the Separation.

(5)	The amounts reflected in this column approximate CPEX’s accounting expense as reflected in CPEX’s audited financial statements for the 2008 fiscal year in accordance with FAS 123R, and do not necessarily correspond to the actual value that will be recognized by the directors. For more information on the stock option valuation assumptions, refer to Note 8 of CPEX’s Consolidated and Combined Financial Statements in the Form 10-K for the year ended December 31, 2008, as filed with the SEC.

     We pay directors who are not employees fees consisting of a $24,000 annual retainer, $1,500 for each meeting of the Board of Directors attended, $1,000 for each Audit Committee meeting attended, $1,000 for each Compensation Committee meeting attended, and $1,000 for each Nominating and Governance Committee meeting attended. We also reimburse expenses incurred in attending meetings. In addition, the chairman of the Board is paid an annual retainer of $60,000, the chairman of the Audit Committee is paid an additional annual retainer of $5,000, the chairman of the Compensation Committee is paid an additional annual retainer of $5,000, and the chairman of the Nominating and Governance Committee is paid an additional annual retainer of $5,000.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information regarding securities authorized for issuance under our equity compensation plans is set forth in Part II, Item 5 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2009 and is incorporated herein by reference.
     The following table sets forth information as of April 15, 2009 as to (i) each person (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) who we know to be the beneficial owner of more than five percent of our common stock, (ii) all of the Named Executives in the Summary Compensation Table, (iii) each director and nominee for director, and (iv) all current executive officers and directors as a group.
     Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all securities beneficially owned by them. Beneficial ownership is determined in accordance with SEC rules and generally exists when a person either has the power to vote or sell the securities. A person is deemed to be the beneficial owner of securities that he or she can acquire within 60 days after April 15, 2009, whether upon the exercise of options or otherwise. Except as otherwise indicated, the address of each beneficial holder is c/o CPEX Pharmaceuticals, Inc., 2 Holland Way, Exeter, New Hampshire 03833.

	Number of Shares of		Percentage of
	Common Stock		Common Stock
Name and Address of Beneficial Owner	Beneficially Owned		Outstanding
5% stockholders:

Michael McGovern	370,137	(8)	14.86%

Black Horse Capital LP	264,937	(1)	10.64%
338 S. Sharon Amity Rd #202 Charlotte, NC 28211

George P. Bauer	166,452(2)		6.68%
205 Dudley Road Wilton, CT 06897

Camber Capital Management	138,419	(3)	5.56%
575 Boylston Street, 4th Floor Boston, MA 02116

Balyasny Asset Management L.P.	129,228	(4)	5.19%
181 West Madison Street, Suite 3600 Chicago, IL 60602

Named Executives:

John A. Sedor	40,019	(5)	1.61%
Chief Executive Officer and President

Robert P. Hebert	5,087	(6)	*
Chief Financial Officer and Vice President

Fred Feldman	9,147	(7)	*
Senior Vice President and Chief Science Officer

Non-Employee Directors:

Michael McGovern	370,137	(8)	14.86%

James R. Murphy	127,178	(9)	5.11%

Miguel Fernandez	25,106	(10)	1.01%

John W. Spiegel	17,100	(11)	*

All current executive officers and directors as a group (8 persons)	593,774	(12)	23.84%

*	Less than one percent

(1)	The number of shares is based on information contained in a Schedule 13G/A filed by this stockholder on February 17, 2009. Black Horse Capital LP filed the Schedule 13G/A with Black Horse Capital (QP) LP, Black Horse Capital Offshore Ltd., Black Horse Capital Management LLC, Black Horse Capital Advisors LLC, Dale Chappell and Brian Sheehy as a group indicating shared voting and dispositive power over certain of the securities held.

(2)	The number of shares is based on information contained in a Schedule 13G filed by this stockholder on February 25, 2009. Mr. Bauer filed the Schedule 13G with Carol B. Bauer and Bradley T. Bauer as a group indicating shared voting and dispositive power over certain of the securities held.

(3)	The number of shares is based on information contained in a Schedule 13G filed by this stockholder on February 13, 2009. Camber Capital Management, LLC filed the Schedule 13G with Stephen DuBois as a group, indicating shared voting and dispositive power over certain of the securities held.

(4)	The number of shares is based on information contained in a Schedule 13G/A filed by this stockholder on February 17, 2009. Balyasny Asset Management L.P. filed the Schedule 13G/A with Atlas Master Fund, Ltd., Atlas Global, LLC, Atlas Global Investments, Ltd., Atlas Institutional Fund, Ltd. and Dimitry Balyasny as a group, indicating shared voting and dispositive power over certain of the securities held.

(5)	Includes 600 shares of common stock owned by Mr. Sedor’s children, as to which Mr. Sedor disclaims beneficial ownership, and includes 1,110 shares of common stock held in Mr. Sedor’s 401(k) Retirement Plan account. Also includes 26,833 shares of common stock issuable upon exercise of vested stock options, 7,167 shares of common stock issuable upon exercise of stock options that become exercisable within 60 days after April 15, 2009, and 580 restricted stock units that vest within 60 days after April 15, 2009.

(6)	Includes 1,692 shares of common stock held in Mr. Hebert’s 401(k) Retirement Plan account. Also includes 3,100 shares of common stock issuable upon exercise of vested stock options, and 76 restricted stock units that vest within 60 days after April 15, 2009.

(7)	Includes 1,265 shares of common stock held in Mr. Feldman’s 401(k) Retirement Plan account. Also includes 6,199 shares of common stock issuable upon exercise of vested stock options, 834 shares of common stock issuable upon exercise of stock options that become exercisable within 60 days after April 15, 2009 and 337 restricted stock units that vest within 60 days after April 15, 2009.

(8)	Includes 10,000 shares of common stock owned by Mr. McGovern’s spouse, as to which Mr. McGovern disclaims beneficial ownership. Also includes 3,750 shares of common stock issuable upon exercise of vested stock options and 1,250 shares of common stock issuable upon exercise of stock options that become exercisable within 60 days after April 15, 2009.

(9)	Includes 10 shares of common stock owned by Mr. Murphy’s son, as to which Mr. Murphy disclaims beneficial ownership and 1,211 shares of common stock held in an individual retirement account. Also includes 7,500 shares of common stock issuable upon exercise of vested stock options and 2,500 shares of common stock issuable upon exercise of stock options that become exercisable within 60 days after April 15, 2009.

(10)	Includes 19,960 shares of common stock issuable upon exercise of vested stock options, 1,250 shares of common stock issuable upon exercise of stock options that become exercisable within 60 days after April 15, 2009 and 1,600 vested restricted stock units.

(11)	Includes 12,750 shares of common stock issuable upon exercise of vested stock options, 1,250 shares of common stock issuable upon exercise of stock options that become exercisable within 60 days after April 15, 2009, and 1,600 vested restricted stock units.

(12)	Includes 10,000 shares of common stock owned by Mr. McGovern’s spouse, as to which beneficial ownership is disclaimed (see Note 8 above), 600 shares owned by Mr. Sedor’s children, as to which beneficial ownership is disclaimed (see Note 5 above) and 10 shares owned by Mr. Murphy’s son, as to which beneficial ownership is disclaimed (see Note 9 above). Also includes 80,092 shares of common stock issuable upon exercise of vested stock options and 14,251 shares of common stock issuable upon exercise of stock options that become exercisable within 60 days after April 15, 2009. Also includes 3,200 shares of common stock issuable upon exercise of vested restricted stock units and 993 restricted stock units that vest within 60 days after April 15, 2009. Also includes 4,067 shares of common stock held in 401(k) Retirement Plan accounts of various of our executive officers and 1,211 share of common stock held in the individual retirement account of Mr. Murphy.
Item 13. Certain Relationships and Related Transactions and Director Independence
Related Person Transactions
     Our Board of Directors has adopted a written Policy on Related Person Transactions that sets forth our policies and procedures for the reporting, review, and approval or ratification of each related person transaction. The Nominating and Governance Committee is responsible for implementing the policy. The policy applies to transactions and other relationships that would need to be disclosed as related person transactions pursuant to SEC rules. In general, these transactions and relationships are defined as those involving our executive officers, directors, nominees for director or 5% stockholders, or specified members of the family or household of any of these individuals, where CPEX or any of its affiliates have participated in the transaction as a direct party or by arranging the transaction and the transaction involves more than $120,000. In adopting this policy, our Board of Directors expressly excluded from its coverage any transactions, among others, involving compensation of our executive officers or directors that has been expressly approved by our Compensation Committee or our Board of Directors.
Director Independence
     We are subject to the listing standards of the NASDAQ Stock Market, which require that a majority of our directors be independent. Under the NASDAQ listing standards, a director is independent if he/she is not an executive officer or employee of CPEX and does not have any relationship that, in the opinion of the Company’s board of directors, would interfere with his/her exercise of independent judgment in carrying out his/her responsibilities as a director. The listing standards also identify a variety of relationships that, if they exist, prevent a director from being considered independent.

     At the current time, all directors other than Messrs. Murphy and McGovern meet the NASDAQ listing standards for independence. Mr. Murphy does not meet these standards because of his prior employment with Bentley, which under NASDAQ independence standards, will preclude independence until 2011. Mr. McGovern currently does not meet the NASDAQ listing standards for independence because he received compensation in excess of $100,000 within the past three years, which under the NASDAQ independence standards, will preclude independence until late-May 2009.
     The Company has been relying on the phase-in periods provided by NASDAQ Rule 5615(b)(1) and Rule 10A-3(b)(iv)(A) of the Exchange Act, which provide for phase-in compliance where the issuer had not previously been required to file public company reports under Section 13(a) or 15(d) of the Exchange Act. We expect to have a Board comprised of a majority of independent directors and an audit committee comprised solely of independent directors by July 1, 2009.
Item 14. Principal Accounting Fees and Services
     Deloitte & Touche LLP, (“Deloitte & Touche”) served as the Company’s independent registered public accounting firm for fiscal year 2008. Services provided to the Company and its subsidiaries by Deloitte & Touche for fiscal 2008 included the audit of the Company’s consolidated and combined financial statements and limited reviews of quarterly reports and services related to offerings of securities and filings with the Securities and Exchange Commission.
     Fees for professional services provided by Deloitte & Touche for fiscal 2008 in each of the following categories were:

Fiscal
2008
Audit Fees	$272,825
Audit-Related Fees	0
Tax Fees	0
All Other Fees	0
Total	$272,825
The Audit Committee pre-approves the engagement of Deloitte & Touche for all professional services. The pre-approval process generally involves the full Audit Committee evaluating and approving the particular engagement prior to the commencement of services.
Part IV
Exhibits
The exhibits filed as a part of this Amendment No.1 to the Annual Report on Form 10-K are listed on the Exhibit Index immediately following the signature page. The Exhibit Index is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPEX PHARMACEUTICALS, INC.
By:	/s/ Robert P. Hebert
Robert P. Hebert
Vice President and Chief Financial Officer

Exhibit Index
To Amendment No.1 to the Annual Report on Form 10-K for the Year Ended December 31, 2008

Exhibit
Number	Description of Exhibit
31 .1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31 .2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.