Form 10-Q
period 2009-03-31
CPEX Pharmaceuticals, Inc.
filed 2009-05-11
CIK 1418919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares of the registrant’s common stock outstanding as of May 6, 2009 was 2,490,476.

CPEX Pharmaceuticals, Inc. and Subsidiaries
Form 10-Q for the Quarter Ended March 31, 2009
Index

Page
Part I. Financial Information
Item 1. Unaudited Condensed Consolidated and Combined Financial Statements:
Unaudited Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	3
Unaudited Condensed Consolidated and Combined Statements of Operations for the three months ended March 31, 2009 and 2008	4
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2009	5
Unaudited Condensed Consolidated and Combined Statements of Cash Flows for the three months ended March 31, 2009 and 2008	6
Notes to Unaudited Condensed Consolidated and Combined Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 4. Controls and Procedures	18
Part II. Other Information
Item 6. Exhibits	19
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO

CPEX Pharmaceuticals, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
(in thousands, except per share data)	2009	2008
Assets
Current assets:
Cash and cash equivalents	$14,733	$15,211
Receivables	4,079	4,445
Prepaid expenses and other current assets	689	583

Total current assets	19,501	20,239

Non-current assets:
Fixed assets, net	2,961	2,832
Intangible assets, net	2,402	2,394
Restricted cash	1,000	1,000
Other	8	8

Total non-current assets	6,371	6,234

Total assets	$25,872	$26,473

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$768	$1,096
Accrued expenses	1,231	1,534

Total current liabilities	1,999	2,630

Commitments and contingencies
Stockholders’ equity:
Series A Preferred stock, $0.01 par value, authorized 1,000 shares, issued and outstanding, none	—	—
Common stock, $0.01 par value, authorized 35,000 shares, issued and outstanding, 2,491 and 2,484 shares at March 31, 2009 and December 31, 2008, respectively	25	25
Additional paid-in capital	25,030	24,532
Accumulated deficit	(1,182)	(714)

Total stockholders’ equity	23,873	23,843

Total liabilities and stockholders’ equity	$25,872	$26,473

The accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements are an integral part of these financial statements.

CPEX Pharmaceuticals, Inc. and Subsidiaries
Unaudited Condensed Consolidated and Combined Statements of Operations

	For the Three Months Ended
	March 31,
(in thousands, except per share data)	2009	2008
Royalties and other revenue	$4,011	$3,450
Operating expenses:
General and administrative	1,771	1,105
Research and development	2,599	1,896
Separation costs	—	937
Depreciation and amortization	166	172

Total operating expenses	4,536	4,110

Loss from operations	(525)	(660)

Other income (expenses):
Interest income	58	147
Interest expense	(1)	(1)
Other, net	—	—

Net loss	$(468)	$(514)

Net loss per common share:
Basic and Diluted	$(0.19)	$(0.23)

Weighted average common shares outstanding:
Basic and Diluted	2,483	2,274

The accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements are an integral part of these financial statements.

CPEX Pharmaceuticals, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

	$0.01 Par Value		Additional
	Common Stock		Paid-In	Accumulated
(in thousands)	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2009	2,484	$25	$24,532	$(714)	$23,843
Net loss	—	—	—	(468)	(468)
Stock-based compensation	7		498		498

Balance at March 31, 2009	2,491	$25	$25,030	$(1,182)	$23,873

The accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements are an integral part of these financial statements.

CPEX Pharmaceuticals, Inc. and Subsidiaries
Unaudited Condensed Consolidated and Combined Statements of Cash Flows

	For the Three Months Ended
	March 31,
(in thousands)	2009	2008
Cash flows from operating activities:
Net loss	$(468)	$(514)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	166	172
Share-based compensation expense	498	465
(Increase) decrease in assets and increase (decrease) in liabilities:
Receivables	366	(188)
Prepaid expenses and other current assets	194	60
Other assets	—	1
Accounts payable and accrued expenses	(632)	(734)
Other current liabilities	—	(25)

Net cash provided by/(used in) operating activities	124	(763)

Cash flows from investing activities:
Additions to fixed assets	(197)	(37)
Additions to intangible assets	(105)	—

Loan receivable	(300)	—

Net cash used in investing activities	(602)	(37)

Cash flows from financing activities:
Net change in investment from Bentley Pharmaceuticals, Inc.	—	(1,122)

Net cash used in financing activities	—	(1,122)

Net decrease in cash and cash equivalents	(478)	(1,922)
Cash and cash equivalents at beginning of period	15,211	21,659

Cash and cash equivalents at end of period	$14,733	$19,737

Supplemental Disclosures of Non-Cash Financing and Investing Activities
The Company has issued common stock in lieu of cash to its employees as 401(k) matching contributions during the year as follows:
Shares	7	7

Amount	$51	$97

Cash paid for interest	$1	$3

The accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements are an integral part of these financial statements.

CPEX Pharmaceuticals, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated and Combined Financial Statements
Business
     CPEX Pharmaceuticals, Inc. (which may be referred to as “CPEX” or the “Company”) was incorporated in September 2007 in the state of Delaware and has two wholly-owned subsidiaries, CPEX Pharma, Inc. and CPEX Park, LLC. CPEX is an emerging specialty pharmaceutical company in the business of research, development, licensing and commercialization of pharmaceutical products utilizing its validated drug delivery platform technology. The Company’s platform technology enhances permeation and absorption of pharmaceutical molecules across biological membranes such as the skin, nasal mucosa and eye through formulation development with proprietary molecules such as CPE-215. The Company’s first product is Testim®, a gel for testosterone replacement therapy which is a formulation of the Company’s technology with testosterone. Testim is licensed to Auxilium Pharmaceuticals, Inc., which is currently marketing the product in the United States, Europe and other countries. A second product, Nasulin™, currently in Phase 2 clinical trials, is an intranasal spray formulation of insulin utilizing our technology. In addition, Serenity Pharmaceuticals, Inc., the Company’s development and commercialization partner, has completed a Phase 2a clinical study of an undisclosed intranasal urology drug, delivered using CPEX’s technology.
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
Separation from Bentley Pharmaceuticals, Inc.
     The Company’s business was initially the drug delivery business of Bentley Pharmaceuticals, Inc. which was spun-off in June 2008 in connection with the sale of Bentley’s remaining businesses. Shares of CPEX stock were distributed to Bentley stockholders after the close of business on June 30, 2008 (referred to as the “Separation Date”) by means of a stock dividend, a transaction (referred to as the “Separation”) that was taxable to Bentley and Bentley’s stockholders. Each Bentley stockholder of record on June 20, 2008, the record date, received on the Separation Date one CPEX share for every ten shares of Bentley common stock. Bentley has no ownership interest in CPEX subsequent to the Separation.
     Separation costs, consisting of legal, tax and other strategic consulting costs specifically related to the separation from Bentley were $937,000 for the three months ended March 31, 2008 and are reported as Separation costs within operating expenses in the accompanying Condensed Consolidated and Combined Statements of Operations. No additional separation costs have been incurred since the Separation Date and the Company does not expect to incur any additional separation costs in the future.
Basis of Presentation
     The accompanying unaudited condensed consolidated and combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions in Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for future periods. The balance sheet information at December 31, 2008 has been derived from the audited consolidated and combined financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These unaudited condensed consolidated and combined financial statements should be read in conjunction with the summary of significant accounting policies and the audited consolidated and combined financial statements of CPEX Pharmaceuticals, Inc. and notes thereto included in CPEX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on March 25, 2009.

Principles of consolidation
     Prior to the Separation Date, the CPEX combined financial statements reflected the assets, liabilities and results of operations of the components of Bentley that constituted the drug delivery business to be separated into CPEX. The financial information for periods prior to July 1, 2008 is primarily comprised of Bentley’s former U.S. drug delivery business and certain accounts of Bentley’s wholly-owned subsidiaries, Bentley Pharmaceuticals Ireland Limited and Bentley Park, LLC. Financial information presented in periods subsequent to June 30, 2008 reflect the assets and liabilities of CPEX Pharmaceuticals, Inc. as an independent, publicly-traded company together with its wholly-owned subsidiaries, CPEX Pharma, Inc. and CPEX Park, LLC. All intercompany balances have been eliminated in consolidation and combination. The drug delivery business of Bentley Pharmaceuticals Ireland Limited did not have any operations other than intercompany transactions with CPEX.
     Management believes that the assumptions underlying the combined financial statements are reasonable. The financial information in the consolidated and combined financial statements for the period ended March 31, 2008, do not include all the expenses that would have been incurred had CPEX been a separate, stand-alone entity. As such, the financial information herein does not reflect the results of operations and cash flows of what CPEX would have been, had CPEX been a separate, stand-alone entity during the three months ended March 31, 2008. Additionally, these historical combined financial statements include proportional cost allocations of certain common costs of Bentley and CPEX because specific identification of these expenses to each entity was not practicable.
Segment data
     The Company manages its operations on a consolidated, single segment basis for purposes of assessing performance and making operating decisions. Accordingly, the Company has only one reporting segment.
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
Cash and cash equivalents and restricted cash
     The Company considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents for purposes of classification in the Consolidated Balance Sheets and the Consolidated and Combined Statements of Cash Flows. The cash and cash equivalents of CPEX include cash balances maintained in commercial bank accounts, amounts invested in overnight sweep investments and cash deposits in money market accounts. The Company’s cash balances exceed the limits of amounts insured by the Federal Deposit Insurance Corporation; however, because deposits are maintained at highly rated financial institutions, management does not believe that there is a significant risk of loss of uninsured amounts. At March 31, 2009, the Company’s cash and cash equivalents balance totaled $14.7 million.
     The Company acquired intellectual property during the year ended December 31, 2003 for $1.0 million plus future royalties on sales and licensing income received though February 14, 2020. In connection with the acquisition, the Company obtained a renewable, irrevocable letter of credit in the amount of $1.0 million in favor of the assignor to guarantee future royalty payments. The $1.0 million used to secure the letter of credit has been classified as restricted cash in the Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008.
Accounts receivable and allowances for doubtful accounts
     Receivables consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Royalties receivable	$4,011	$4,077
Other	68	368

	$4,079	$4,445

     CPEX did not write-off any uncollectible receivables in the periods ended March 31, 2009 and 2008. In addition, CPEX reviewed all receivable balances and concluded that no allowance for doubtful accounts was necessary as of March 31, 2009.
Prepaid expenses and other current assets
     On March 17, 2009, the Company signed an agreement with Heights Partners, LLC, (“Heights”) an affiliate of Serenity Pharmaceuticals, which sets forth the terms and conditions on which CPEX and Heights shall enter into an Evaluation Agreement to evaluate the desirability for the parties to enter into a joint venture or other contractual arrangement. The Evaluation Agreement will have a term of six months during which the parties will evaluate several potential products, determine which products to collaborate on, if any, and create a joint venture to conduct such collaboration. Also in accordance with the agreement, the Company paid $300,000 as an advance against its initial contribution into the potential joint venture. This advance, which was evidenced by a promissory note, dated March 17, 2009, payable by Heights to CPEX together with interest, is due on or September 17, 2009. Accordingly, the Company has recorded a $300,000 note receivable which is included in Prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet as of March 31, 2009. If CPEX and Heights do not enter into a joint venture agreement for any reason, all amounts payable under the note will become due and the joint venture will not be formed. See “Commitments, contingencies and concentrations” for further discussion.
Intangible Assets
     Costs incurred in connection with acquiring licenses, patents and other proprietary rights related to the business of the Company are capitalized as intangible assets. These assets are amortized on a straight-line basis for periods not exceeding fifteen years from the dates of acquisition. Such assets are reviewed at least annually or whenever events or changes in circumstances indicate that the assets may be impaired, by comparing the carrying amounts to their estimated future undiscounted cash flows and adjustments are made for any diminution in value below the carrying value. During the quarters ended March 31, 2009 and 2008, the Company did not record any impairment losses. At March 31, 2009, the Company also reassessed the useful lives of its remaining intangible assets and has determined that the estimated useful lives are appropriate for determining amortization expense.
Revenue recognition
     The Company earns royalty revenues on Auxilium’s sales of Testim. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104 “Revenue Recognition” which requires sales to be recorded upon shipment, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, title has passed, collectability is reasonable assured and the price is fixed and determinable. Total royalty revenues recognized for the three months ended March 31, 2009 and 2008 were $4.0 million and $3.3 million, respectively.
Clinical trial expenses
     Clinical trial expenses, which are reflected in research and development expenses, result from obligations under contracts with vendors, consultants, and clinical sites in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in cash flows which are not consistent with the periods in which materials or services are provided. In accordance with EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF Issue No. 07-3”), these costs are capitalized upon payment and recognized as an expense according to the progress of each trial as measured by patient progression and the timing of various aspects of the trial. The progress of the trials, including the level of services performed, is determined based upon discussions with internal personnel as well as outside service providers.
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

     Prior to the Separation Date, the Company had agreements with Bentley and its subsidiaries for allocation of various expenses of each company. Income and expenses resulting from these agreements were eliminated in combination; however, the related transactions affected the CPEX combined income tax provision. As future operating profits could not be reasonably assured both prior and subsequent to the Separation Date, no tax benefit has been recorded for the losses generated by CPEX in any period presented. Accordingly, CPEX has established valuation allowances equal to the full amount of its deferred tax assets. Should CPEX determine that it is more likely than not that it will realize certain of its net deferred tax assets for which it has previously provided a valuation allowance, an adjustment would be required to reduce the existing valuation allowance.
Comprehensive loss
     Comprehensive loss is defined as the change in net assets of the Company during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company had no components of comprehensive loss other than its net loss for all periods presented.
Net loss per common share
     Basic net loss per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed based upon the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of the Company’s common stock equivalents, including the exercise of common stock based upon average market price of the common stock for the period. Basic and diluted net loss per common share is computed the same for all periods presented since the Company had losses for all periods presented. Consequently, dilutive weighted average shares do not include 499,387 common stock equivalents, which includes stock options and restricted stock units, for the three months ended March 31, 2009, as their effect would have been anti-dilutive.
     On June 30, 2008, the Company had approximately 2,274,000 common shares outstanding primarily as a result of the Separation, whereby Bentley stockholders of record on June 20, 2008 received one CPEX common share for every ten common shares of Bentley they owned. This number of shares is being used for the basic and diluted loss per share computation for the three months ended March 31, 2008 in the accompanying condensed consolidated and combined statement of operations because no CPEX equity awards were outstanding prior to the Separation Date. In addition, since the Company was in a net loss position, any potential common shares would not be used to compute diluted loss per share because the effect would have been anti-dilutive.
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
Share-based compensation
     As of March 31, 2009, the Company had one share-based compensation plan, its CPEX 2008 Equity and Incentive Plan (the “Plan”). The Plan, which is shareholder approved, permits awards of restricted stock units and options to purchase CPEX common stock for the Company’s employees, directors and consultants for up to approximately 755,000 shares of common stock. Prior to the Separation, all equity awards were granted by Bentley. In accordance with the Employee Matters Agreement between the Company and Bentley, upon the Separation, outstanding Bentley awards held by U.S. employees, directors and consultants were converted into an adjusted Bentley award and a CPEX award. The number of common shares underlying the CPEX awards was calculated as one-tenth of the number of common shares underlying the original Bentley awards. The price of the CPEX awards was determined by multiplying the original exercise price of the Bentley awards by the when-issued trading price of CPEX on the Separation Date and then dividing that number by the closing Bentley trading price on the Separation Date. These CPEX awards were granted under the Plan. At March 31, 2009, approximately 535,000 shares of common stock were reserved for issuance under the Plan. Approximately 475,000 of these shares were subject to outstanding stock options and approximately 25,000 shares were subject to outstanding restricted stock units. The balance of approximately 35,000 shares were available for future issuance of awards under the Plan.

     The table below presents the Company’s option activity for the three months ended March 31, 2009:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(in 000’s)	Price	Term (Years)	(in 000’s)
Options outstanding, January 1, 2009	430	$15.85
Granted	45	7.05
Exercised	—	—
Forfeited and expired	—	—

Options outstanding, March 31, 2009	475	$15.01	8.86	$28

Vested and expected to vest, March 31, 2009	462	$14.99	8.85	$28

Options exercisable, March 31, 2009	80	$11.34	6.60	$16

     There were no options exercised during the three months ended March 31, 2009 and the total fair value of stock options that vested during the three months ended March 31, 2009 was approximately $79,000.
     As of March 31, 2009, unrecognized compensation expense related to the unvested portion of the Company’s stock options granted to CPEX employees was approximately $3.2 million and is expected to be recognized over a weighted average period of approximately 2.26 years.
     The fair value of each option award granted to employees is estimated on the date of grant using the Black-Scholes option valuation model. Assumptions and the resulting fair value for option awards granted by CPEX during the three months ended March 31, 2009 are provided below. There were no options granted during the three months ended March 31, 2008.

For the Three Months
Ended
March 31, 2009
Weighted average risk free interest rate	2.27%
Dividend yield	0%
Expected life (years)	7
Volatility	84.99%
Weighted average grant-date fair value of options granted	$5.35
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
     In addition to the stock options described above, the Company has granted restricted stock units to its employees. The common shares subject to the restricted stock units are issued when they vest. The table below presents the Company’s restricted stock unit activity for the three months ended March 31, 2009:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Grant Date	Contractual	Value
	(in 000’s)	Fair Value	Term (Years)	(in 000’s)
Restricted stock units outstanding, January 1, 2009	14	$12.87
Granted	11	7.05
Vested	—	—
Forfeited	—	—

Restricted stock units outstanding, March 31, 2009	25	$10.27	1.36	$180

Vested and expected to vest, March 31, 2009	24	$10.23	1.35	$174

     As of March 31, 2009, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units granted to CPEX employees was approximately $165,000 and is expected to be recognized over a weighted average period of approximately 2.54 years.
     Share-based compensation expense recorded for the three months ended March 31, 2009 and 2008 totaled approximately $447,000 and $368,000, respectively. The expenses were recorded in the Condensed Consolidated and Combined Statements of Operations as follows (in thousands):

	For the Three Months
	Ended March 31,
	2009	2008
General and administrative expenses	$347	$185
Research and development expenses	100	183

	$447	$368

     No related compensation expense was capitalized as the cost of an asset and there was no impact on net cash provided by operating activities or net cash used in financing activities as a result of these share-based transactions.
     The Company sponsors a 401(k) Plan for eligible employees and matches eligible contributions with shares of the Company’s common stock. In July 2008, the Company’s Board of Directors authorized and reserved 50,000 shares of common stock for the Company’s contribution to the 401(k) Plan. As of March 31, 2009 approximately 39,000 of these shares were available for contribution to this plan.
     Share-based compensation expense includes matching contributions to the 401(k) plan by the Company. Share-based compensation expense for periods prior to the Separation Date includes expense attributable to CPEX employees from Bentley’s 401(k) matching contributions and the related allocated share-based compensation of executive officers. For the three months ended March 31, 2009 and 2008 the related expenses were recorded in the Condensed Consolidated and Combined Statements of Operations as follows (in thousands):

	For the Three Months
	Ended September 30,
	2009	2008
General and administrative expenses	$26	$45
Research and development expenses	25	52

	$51	$97

Recently issued accounting pronouncements
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. The Company adopted SFAS No. 141(R) as of January 1, 2009 and determined that the adoption did not have a material impact on its consolidated and combined financial statements.
     In December 2007, the FASB ratified the consensus reached by the EITF on Issue No. 07-1, Accounting for Collaborative Agreements (“EITF Issue No. 07-1”). EITF Issue No. 07-1 provides the definition of a collaborative agreement and guidelines to assist an entity in determining whether or not it is a party in a collaborative agreement. EITF Issue No. 07-1 states that costs incurred and revenues generated from transactions with third parties shall be reported in accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. EITF Issue No. 07-1 also provides minimum disclosure requirements for an entity’s collaboration agreements and transition guidance. The Company adopted EITF Issue No. 07-1 as of January 1, 2009 and determined that the adoption did not have a material impact on its consolidated and combined financial statements.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The Company adopted FSP 142-3 as of January 1, 2009 and determined that the adoption did not have a material impact on its consolidated and combined financial statements.

     In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. The Company adopted FSP EITF 03-6-1 as of January 1, 2009 and determined that the adoption did not have a material impact on its consolidated and combined financial statements.
Commitments, contingencies and concentrations
     Legal Proceedings
     In October 2008, the Company and Auxilium Pharmaceuticals, Inc. announced that they had received a notice from Upsher-Smith Laboratories, Inc. advising of the filing by Upsher-Smith Laboratories, Inc. of an Abbreviated New Drug Application (ANDA) containing a Paragraph IV certification under 21 U.S.C. Section 355(j) for testosterone gel. This Paragraph IV certification notice refers to CPEX’s U.S. Patent No. 7,320,968 (“the ‘968 Patent”), which covers Testim®, 1% testosterone gel. The Paragraph IV certification notice also states that Upsher-Smith believes that the product for which it is seeking approval does not infringe the ‘968 Patent. The ‘968 Patent is listed in Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), published by the U.S. Food and Drug Administration, and will expire in January 2025.
     In December 2008, the Company and Auxilium filed a lawsuit against Upsher-Smith for infringement of CPEX’s ‘968 Patent. The lawsuit was filed in the United States District Court for the District of Delaware.
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
     The Company and Auxilium are committed to protecting their intellectual property rights and will vigorously pursue this lawsuit. However, if the Company and Auxilium are unsuccessful in defending the ‘968 Patent covering Testim, sales of Testim and the Company’s royalties relating to Testim sales will be materially reduced.
     Agreement for a Potential Joint Venture
     On March 17, 2009, the Company signed an agreement with Heights Partners LLC (“Heights”), an affiliate of Serenity Pharmaceuticals to evaluate the desirability for the Company and Heights to enter into a joint venture arrangement for the development of specified product candidates of Heights. Under the agreement, the parties will negotiate in good faith the terms of an Evaluation Agreement, which will have a term six months (the “Evaluation Period”), during which the parties will evaluate several potential products, determine which products to collaborate on, if any, and, if agreed, create a joint venture or other contractual arrangement to conduct such collaboration. Under the agreement the Company paid $300,000 as an advance against it’s initial contribution to the potential joint venture. This advance was evidenced by a promissory note payable by Heights to CPEX and secured by a first priority security interest in Height’s intellectual property, including, without limitation, patents, patent applications and know-how, covering any of the specified product development projects, all licenses and other agreements with respect to the foregoing and all proceeds the third party may receive from the sale or license of the intellectual property or products. The promissory note, together with interest, is due in September 2009.
     At the end of the Evaluation Period if the Company does not select any products for inclusion in the potential joint venture, all amounts payable by Heights to the Company under the note will become due and the joint venture shall not be formed. Alternatively, if the parties agree on a product(s) but do not enter into a joint venture agreement within 90 days following the Evaluation Period, all amounts advanced by the Company will become payable by Heights to the Company and the joint venture will not be formed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with all financial and non-financial information appearing elsewhere in this report and with our consolidated and combined financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on March 25, 2009, referred to as the 2008 Form 10-K. Except for the historical information contained herein, the foregoing discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected in the forward-looking statements discussed herein due to competitive factors and other risks discussed in the Form 10-K under Item 1A,“Risk Factors”.
Overview
     We are an emerging specialty pharmaceutical company in the business of research, development, licensing and commercialization of pharmaceutical products utilizing our validated drug delivery platform technology. We have U.S. and international patents and other proprietary rights to technologies that facilitate the absorption of drugs. Our platform drug delivery technology enhances permeation and absorption of pharmaceutical molecules across the skin, nasal mucosa and eye through formulation development with proprietary molecules such as CPE-215. Our first product is Testim®, a gel for testosterone replacement therapy, which is a formulation of our technology with testosterone. Testim is licensed to Auxilium Pharmaceuticals, Inc., who is currently marketing the product in the United States, Europe and other countries. Our second product, Nasulintm, currently in Phase 2 clinical trials, is an intranasal spray formulation of insulin with our permeation enhancement technology. In addition, Serenity Pharmaceuticals, Inc, our development and commercialization partner, has completed a Phase 2a clinical study of an undisclosed intranasal urology drug, delivered using our technology.
     We believe, based upon our experience with Testim and Nasulin, that our technology is a broad platform technology that has the ability to significantly enhance the permeation of a wide range of therapeutic molecules. To expand the development and commercialization of products using our technology, we are pursuing strategic alliances with partners including large pharmaceutical, specialty pharmaceutical and biotechnology companies. The alliance opportunities may include co-development of products, in-licensing of therapeutic molecules, out-licensing of delivery technology or partnering late-stage candidates for commercialization.
Separation from Bentley
     On June 12, 2008, the Board of Directors of Bentley Pharmaceuticals, Inc. approved the spin-off of its drug delivery business into CPEX Pharmaceuticals, Inc. Shares of CPEX were distributed to Bentley stockholders after the close of business on June 30, 2008 by means of a stock dividend, which we refer to as the Separation. Each Bentley stockholder of record on June 20, 2008 received one CPEX share for every ten shares of Bentley common stock it owned. Bentley retained no ownership interest in CPEX subsequent to the Separation.
     We have incurred legal, tax and other strategic consulting costs specifically associated with the Separation. These costs, which are reported as Separation costs within operating expenses in the Condensed Consolidated and Combined Statements of Operations, totaled $937,000 for the three months ended March 31, 2008. No separation costs have been incurred by CPEX subsequent to the Separation.
Nasulin Clinical Program
     Ongoing Clinical Trials
     We are currently conducting a Phase 2a clinical trial of Nasulin, our intranasal insulin candidate, in the United States in patients with Type 2 diabetes. This study will randomize 90 patients who are currently being treated with basal, or long-acting, insulin and oral anti-diabetes agents. As of May 6, 2009 we have randomized 14 patients in the study, which is designed to assess the efficacy and safety of Nasulin versus a placebo over a 6-week treatment period and is being conducted at multiple centers in the U.S with the addition of planned international sites. We expect to complete this trial early next year under our current operating plan.
     We recently stopped enrollment in a Phase 1 study being conducted in the U.S. This was a randomized, single-site open-label study comparing the time action profiles of Nasulin versus insulin Lispro, both in combination with insulin glargine in patients with Type 1 diabetes mellitus. This study was intended to enroll up to 24 patients and as of April 22, 2008, had enrolled 8 patients. Enrollment in this clinical trial had been slow and intermittent. As a result of the slow enrollment the Company completed an interim analysis and determined that it would not be feasible to continue enrolling in the trial. The Company believes the slow enrollment was due to the stringent inclusion criteria of the trial and was not product related. Final analysis on the completed subjects is ongoing.
     Planned Clinical Trials
     We expect to initiate a single-site Phase 1 study during the second quarter of 2009. This study will be in healthy volunteers to determine the pharmacokinetic parameters of various formulation strengths of Nasulin. This study is expected to enroll up to 24 patients and to be completed during the third quarter of 2009.
     Following the completion of the ongoing Phase 2a study described above, we expect to initiate a Phase 2b study to assess the safety and efficacy of Nasulin in patients with Type 2 diabetes. In this trial, which will randomize 220 patients, we will measure the patients’ change in HbA1c, or average glucose control over the previous three to four months, after initiating Nasulin into their treatment regiment. This trial is expected to be completed in mid-2011. Upon completion of this trial we expect to request an end of Phase 2 meeting with the U.S. Food and Drug Administration, which we expect to be held in late-2011.
RESULTS OF OPERATIONS:
     The following is a discussion of the results of our operations for the three months ended March 31, 2009 and 2008. Included in the financial disclosures for the three months ended March 31, 2008 are direct costs associated with our business and certain allocated costs from Bentley related to executive compensation, public company costs and other administrative costs. As these costs only represent an allocation of the costs incurred by Bentley before the Separation, they are not necessarily indicative of the costs that would have been incurred if we were an independent public company during the three months ended March 31, 2008.
For the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,		Increase (Decrease)
(unaudited, in thousands)	2009	2008	$	%
Royalties and other revenue	$4,011	$3,450	$561	16%

Operating expenses:
General and administrative	1,771	1,105	666	60%
Research and development	2,599	1,896	703	37%
Separation costs	—	937	(937)	(100)%
Depreciation and amortization	166	172	(6)	3%

Total operating expenses:	4,536	4,110	426	10%

Loss from operations	(525)	(660)	135	20%

Other, net	57	146	(89)	(61)%

Net loss	$(468)	$(514)	$46	9%

     Royalties and other revenues increased 16% to $4.0 million for the three months ended March 31, 2009 from $3.5 million for the three months ended March 31, 2008, primarily due to increased royalties earned on sales of Testim. This growth is due to continued increases in prescriptions for Testim and to its increased market share of the testosterone replacement gel market. Royalty income is subject to several risks, including potential competition from generic products. See Liquidity and Capital Resources - Liquidity Risk for further discussion.
     General and administrative expenses increased 60% to $1.8 million for the three months ended March 31, 2009 from $1.1 million for the three months ended March 31, 2008, primarily due a $341,000 increase in legal costs, increased non-cash share based compensation expense of $164,000 and a $123,000 increase in consulting and professional services compared to the same period of the prior year. The legal costs relate to our patent infringement suit against Upsher-Smith Laboratories described in Commitments, contingencies and concentrations in the accompanying Notes to the Unaudited Condensed Consolidated and Combined Financial Statements.
     Research and development expenses increased 37% to $2.6 million for the three months ended March 31, 2009, from $1.9 million for the three months ended March 31, 2008 primarily due to increased clinical trial expenses related to the ongoing Nasulin clinical trials. Although cost estimates and timing of our trials are subject to change and fluctuation from quarter to quarter, we expect research and development expenses for 2009 to range between $15.0 million and $18.0 million.

     Operating expenses for the three months ended March 31, 2008 include $937,000 in separation costs. We have not incurred any separation costs subsequent to our spin-off from Bentley in June 2008.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES:
Overview

	March 31,	December 31,
(unaudited, in thousands)	2009	2008
Summary Financial Position
Cash and cash equivalents	$14,733	$15,211
Accounts receivable	4,079	4,445
Total assets	25,872	26,473
Accounts payable and accrued expenses	1,999	2,630
Working capital	17,502	17,609
Total stockholders’ equity	23,873	23,843

	For the Three Months Ended
	March 31,
	2009	2008
Summary of Uses of Cash:
Operating activities	$124	$(763)
Investing activities	(602)	(37)
Purchases of property, plant and equipment	(197)	(37)
Additions to intangible assets	(105)	—
Financing activities	—	(1,222)
FINANCIAL CONDITION
Sources and Uses of Cash
Operating Activities
     Net cash provided by operating activities was $124,000 for the three months ended March 31, 2009 resulting from the net loss of $468,000 and a decrease in accounts payable and accrued expenses of $632,000 which were more than offset by non-cash share-based compensation of $498,000, and decreases in account receivables of $366,000, prepaid expenses and other current assets of $194,000 , and depreciation and amortization of $166,000. This compared to $763,000 used in the three months ended March 31, 2008 primarily resulting from the net loss of $514,000 and an increase in accounts payable and accrued expenses of $734,000 and an increase in accounts receivable of $188,000 which were partially offset by share-based compensation expense of $465,000 and depreciation and amortization of $172,000.
Investing Activities
     Our investing activities have included capital expenditures necessary to expand our laboratory facilities, purchase laboratory equipment and upgrade office equipment. In addition, investing activities include outlays related to patent registration costs and costs to acquire intellectual property rights. Cash used in investing activities in 2009 also includes a $300,000 note receivable which is explained under Commitments, contingencies and concentrations in the accompanying Notes to the condensed consolidated and combined financial statements. Net cash used for additions to fixed assets and intellectual property totaled $302,000 and $37,000 in the three months ended March 31, 2009 and 2008, respectively. We expect to invest approximately $800,000 in capital expenditures in 2009, primarily for research and development equipment.
Financing Activities
     Financing activities for the three months ended March 31, 2008 include the net change in Bentley’s net investment in CPEX, which included the net loss and changes in net assets of CPEX.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
     We had approximately $14.7 million in cash at March 31, 2009. We believe this source of cash and our ongoing revenue stream will be sufficient to fund our operations and our cash requirements for at least the next twelve months. Although cost estimates and timing of our trials are subject to change, we expect research and development expenses for 2009 to range between $15.0 million and $18.0 million. There can be no assurance that changes in our research and development plans or other events affecting our revenues or operating expenses will not result in the earlier depletion of our funds. However, we will continue to explore alternative sources for financing our business activities. In appropriate situations, which will be strategically determined, we may seek funding from other sources, including, but not limited to, sales of our equity or debt securities or contribution by others to joint ventures and other collaborative or licensing arrangements with us for the development, testing, manufacturing and marketing of Nasulin and other products currently under development.
Liquidity Risk
     Our liquidity position may be negatively affected by reduced sales of Testim or unfavorable results from our ongoing development and clinical testing of new product candidates.
     The majority of our revenues are derived through royalty income from the only commercialized product licensed with our technology, Testim, which is sold by Auxilium. Although we believe that Auxilium intends to continue commercialization of Testim, sales of this product are subject to several risks, including potential competition from existing or new, competing products. In October 2008, Upsher-Smith Laboratories filed an Abbreviated New Drug Application, or ANDA, in which it has certified that it believes that its testosterone gel product is a generic version of Testim that does not infringe our patent covering Testim. On December 4, 2008 we and Auxilium filed a lawsuit against Upsher-Smith under the Hatch Waxman Act for infringement of our patent. As described more fully under “Commitments, contingencies and concentrations — Legal Proceedings” in this report, any FDA approval of Upsher-Smith’s proposed generic product will be stayed until the earlier of 30 months or resolution of our patent infringement lawsuit. If we are unable to successfully defend the 968 Patent covering Testim, sales of Testim and our royalty income from such sales may be materially reduced.
     Should Testim sales be adversely impacted by any of these risks, our revenues will be reduced, which may force us to delay our current plans to develop other product candidates.
     Additionally, the future of our Company is highly dependent on the development and commercial success of our lead product candidate, Nasulin. Delays or unfavorable results in our Nasulin clinical program would require additional cash resources which may not be readily available.
Critical Accounting Policies and Estimates
     Our significant accounting policies are more fully described in Note 2 to our consolidated and combined financial statements in our 2008 Form 10-K. Some of our accounting policies are particularly important to the portrayal of our financial position, results of operations and cash flows and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of any estimates. Those estimates are based on our historical experience, terms of existing contracts, our observation of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. We have reviewed our critical accounting policies and estimates discussed in our 2008 Form 10-K and have determined that those policies remain our most critical accounting policies for the quarter ended March 31, 2009. We did not make any changes to those policies during the quarter ended March 31, 2009.

Important Factors That May Affect Future Results
     This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements appear principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements may appear in other sections of this report, as well. Generally, the forward-looking statements in this report include such words as “expect,” “anticipate,” “intend,” “believe,” “may,” “will,” “should,” “would,” “could,” “project,” “estimate,” “continue,” “opportunity,” “future,” and similar expressions.
     The forward-looking statements include statements about our:
•	Prospects for future revenues from Testim;

•	Planned and continuing clinical trials;

•	Anticipated sources of future revenues;

•	Anticipated expenses and spending; and

•	The sufficiency of capital resources to fund our operations.
     These forward-looking statements are based on our current expectations, beliefs, assumptions, estimates, forecasts and projections for our business and the industry and markets in which we compete. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. We caution investors not to place undue reliance on the forward-looking statements contained in this report. These statements speak only as of the date of this report, and we do not undertake any obligation to update or revise them, except as required by law. Important factors that may cause actual results to differ materially from those indicated by our forward-looking statements include our ability to meet scheduled milestones in our clinical development programs and favorable resolution of our lawsuit against Upsher-Smith, as well as the risk factors contained in Section 1A, entitled “Risk Factors”, in our Form 10-K. As a result of these and other factors, we may experience material fluctuations in our future operating results, which could materially affect our business, financial position, and stock price.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures
     We evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this report. John A. Sedor, our Chief Executive Officer, and Robert P. Hebert, our Chief Financial Officer, participated in this evaluation. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
     (b) Changes in Internal Control over Financial Reporting
     There were no changes during in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation of our internal controls that occurred during out last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CPEX PHARMACEUTICALS, INC. Registrant
May 11, 2009	By:	/s/ Robert P. Hebert
Robert P. Hebert
Chief Financial Officer and Vice President (Principal Financial Officer)

Exhibit Index

Exhibit
Number		Description of Exhibit
3.1		Amended and Restated Certificate of Incorporation of CPEX Pharmaceuticals, Inc. filed with the Office of the Secretary of State of the State of Delaware on September 28, 2007. Filed as Exhibit 3.1 to Amendment No. 4 of the CPEX Form 10 (File No. 001-33895) filed on May 30, 2008 and incorporated herein by this reference.

3.2		Amended and Restated By-laws of CPEX Pharmaceuticals, Inc. Filed as Exhibit 3.2 to Amendment No. 4 of the CPEX Form 10 (File No. 001-33895) filed on May 30, 2008 and incorporated herein by this reference.

10.1		Employment Agreement by and between CPEX Pharmaceuticals, Inc. and Lance Berman dated February 2, 2009. Filed as Exhibit 10.1 to the CPEX Form 8-K filed on February 3, 2009 and incorporated herein by this reference.

31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.