Form 10-Q
period 2009-06-30
CPEX Pharmaceuticals, Inc.
filed 2009-08-14
CIK 1418919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number 1-33895
CPEX PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	No. 26-1172076 (I.R.S. Employer Identification No.)
2 Holland Way, Exeter, New Hampshire 03833
(Current Address of Principal Executive Offices)
Registrant’s telephone number, including area code: (603) 658-6100
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares of the registrant’s common stock outstanding as of August 10, 2009 was 2,528,923.

CPEX Pharmaceuticals, Inc. and Subsidiaries
Form 10-Q for the Quarter Ended June 30, 2009
Index

Page
Part I. Financial Information
Item 1. Unaudited Condensed Consolidated and Combined Financial Statements:
Unaudited Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	3
Unaudited Condensed Consolidated and Combined Statements of Operations for the three and six months ended June 30, 2009 and 2008	4
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three and six months ended June 30, 2009	5
Unaudited Condensed Consolidated and Combined Statements of Cash Flows for the six months ended June 30, 2009 and 2008	6
Notes to Unaudited Condensed Consolidated and Combined Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 4. Controls and Procedures	22
Part II. Other Information
Item 6. Exhibits	22
EX-31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
EX-31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
EX-32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CPEX Pharmaceuticals, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
(in thousands, except per share data)	2009	2008
Assets
Current assets:
Cash and cash equivalents	$14,838	$15,211
Receivables	4,535	4,445
Prepaid expenses and other current assets	1,098	583

Total current assets	20,471	20,239

Non-current assets:
Fixed assets, net	2,975	2,832
Intangible assets, net	2,381	2,394
Restricted cash	1,000	1,000
Other	8	8

Total non-current assets	6,364	6,234

Total assets	$26,835	$26,473

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,025	$1,096
Accrued expenses	1,368	1,534

Total current liabilities	3,393	2,630

Commitments and contingencies
Stockholders’ equity:
Series A Preferred stock, $0.01 par value, authorized 1,000 shares, issued and outstanding, none	—	—
Common stock, $0.01 par value, authorized 35,000 shares, issued and outstanding, 2,528 and 2,484 shares at June 30, 2009 and December 31, 2008, respectively	25	25
Additional paid-in capital	25,803	24,532
Accumulated deficit	(2,386)	(714)

Total stockholders’ equity	23,442	23,843

Total liabilities and stockholders’ equity	$26,835	$26,473

The accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements are an integral part of these financial statements.

CPEX Pharmaceuticals, Inc. and Subsidiaries
Unaudited Condensed Consolidated and Combined Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2009	2008	2009	2008
Royalties and other revenue	$4,473	$3,948	$8,484	$7,398
Operating expenses:
General and administrative	2,163	1,344	3,934	2,449
Research and development	3,394	2,632	5,993	4,528
Separation costs	—	1,565	—	2,502
Depreciation and amortization	164	171	330	343

Total operating expenses	5,721	5,712	10,257	9,822

Loss from operations	(1,248)	(1,764)	(1,773)	(2,424)

Other income (expenses):
Interest income	45	79	103	226
Interest expense	(1)	(2)	(2)	(3)

Net loss	$(1,204)	$(1,687)	$(1,672)	$(2,201)

Net loss per common share:
Basic and Diluted	$(0.48)	$(0.74)	$(0.67)	$(0.97)

Weighted average common shares outstanding:
Basic and Diluted	2,495	2,274	2,489	2,274

The accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements are an integral part of these financial statements.

CPEX Pharmaceuticals, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

	$0.01 Par Value		Additional
	Common Stock		Paid-In	Accumulated
(in thousands)	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2009	2,484	$25	$24,532	$(714)	$23,843
Net loss	—	—	—	(1,672)	(1,672)
Share-based compensation	—	—	873		873
Issuance of common stock in lieu of cash compensation	42	—	394		394
Proceeds from the exercise of stock options	2	—	4		4

Balance at June 30, 2009	2,528	$25	$25,803	$(2,386)	$23,442

The accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements are an integral part of these financial statements.

CPEX Pharmaceuticals, Inc. and Subsidiaries
Unaudited Condensed Consolidated and Combined Statements of Cash Flows

	For the Six Months Ended
	June 30,
(in thousands)	2009	2008
Cash flows from operating activities:
Net loss	$(1,672)	$(2,201)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	330	343
Stock-based compensation expense	873	905
Change in operating assets and liabilities:
Receivables	(90)	(664)
Prepaid expenses and other current assets	(215)	214
Other assets	—	43
Issuance of common stock in lieu of cash as 401(k) matching contributions	101	150
Accounts payable and accrued expenses	1,056	(1,746)
Other current liabilities	—	53

Net cash provided by (used in) operating activities	383	(2,903)

Cash flows from investing activities:
Additions to fixed assets	(277)	(124)
Additions to intangible assets	(183)	—
Note receivable	(300)	—

Net cash used in investing activities	(760)	(124)

Cash flows from financing activities:
Proceeds from an exercise of stock options	4	—
Net change in investment from Bentley Pharmaceuticals, Inc.	—	(7,304)

Net cash provided by (used in) financing activities	4	(7,304)

Net decrease in cash and cash equivalents	(373)	(10,331)
Cash and cash equivalents at beginning of period	15,211	21,659

Cash and cash equivalents at end of period	$14,838	$11,328

Supplemental Disclosures of Non-Cash Operating Activities

The Company has issued common stock in lieu of cash to its executive officers and other employees as a portion of their 2008 bonus during the year as follows:

Shares	30	—

Amount	$293	$—

Cash paid for interest	$2	$3

The accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements are an integral part of these financial statements.

CPEX Pharmaceuticals, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated and Combined Financial Statements
Business
     CPEX Pharmaceuticals, Inc. was incorporated in September 2007 in the state of Delaware and has two wholly-owned subsidiaries, CPEX Pharma, Inc. and CPEX Park, LLC (referred to as “CPEX” or the “Company”). CPEX is an emerging specialty pharmaceutical company in the business of research, development, licensing and commercialization of pharmaceutical products utilizing its validated drug delivery platform technology. The Company’s platform technology enhances permeation and absorption of pharmaceutical molecules across biological membranes such as the skin, nasal mucosa and eye through development of proprietary formulations with molecules such as CPE-215®. The Company’s first product is Testim®, a gel for testosterone replacement therapy (“Testim”) which is a formulation of the Company’s technology with testosterone. Testim is licensed to Auxilium Pharmaceuticals, Inc. (“Auxilium”), which is currently marketed in the United States, Europe and other countries. A second product, Nasulin™, currently in Phase 2 clinical trials, is an intranasal spray formulation of insulin utilizing our technology. In addition, Serenity Pharmaceuticals, Inc., the Company’s licensing and development partner, has completed an end of Phase 2 meeting with the FDA relating to the development of an undisclosed urology drug delivered using CPEX’s intranasal technology.
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
Separation from Bentley Pharmaceuticals, Inc.
     The Company’s business was initially the drug delivery business of Bentley Pharmaceuticals, Inc. (“Bentley”) which was spun-off in June 2008 in connection with the sale of Bentley’s remaining businesses. Shares of CPEX stock were distributed to Bentley stockholders after the close of business on June 30, 2008 (referred to as the “Separation Date”) by means of a stock dividend, a transaction (referred to as the “Separation”) that was taxable to Bentley and Bentley’s stockholders. Each Bentley stockholder of record on June 20, 2008, the record date, received on the Separation Date one CPEX share for every ten shares of Bentley common stock. Bentley retained no ownership interest in CPEX subsequent to the Separation.
     Separation costs, consisting of legal, tax and other strategic consulting costs specifically related to the separation from Bentley were $2.5 million for the six months ended June 30, 2008 and are reported as Separation costs within operating expenses in the accompanying Condensed Consolidated and Combined Statements of Operations. No additional separation costs have been incurred since the Separation Date and the Company does not expect to incur any additional separation costs in the future.
Basis of Presentation
     The accompanying unaudited condensed consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and the instructions in Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for future periods. The balance sheet information at December 31, 2008 has been derived from the audited consolidated and combined financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These unaudited condensed consolidated and combined financial statements should be read in conjunction with the summary of significant accounting policies and the audited consolidated and combined financial statements of CPEX Pharmaceuticals, Inc. and notes thereto included in CPEX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on March 25, 2009. In the accompanying condensed consolidated and combined statement of cash flows as of June 30, 2008, $150,000 has been reclassified from stock-based compensation expense, to issuance of common stock in lieu of cash as 401(k) matching contributions, to conform to the current periods’ presentation.

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
     Management believes that the assumptions underlying the combined financial statements are reasonable. The financial information in the consolidated and combined financial statements for the period ended June 30, 2008, do not include all the expenses that would have been incurred had CPEX been a separate, stand-alone entity. As such, the financial information herein does not reflect the results of operations and cash flows of what CPEX would have been, had CPEX been a separate, stand-alone entity during the three and six months ended June 30, 2008. Additionally, these historical combined financial statements include proportional cost allocations of certain common costs of Bentley and CPEX because specific identification of these expenses to each entity was not practicable.
Use of estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and cash equivalents and restricted cash
     The Company considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents for purposes of classification in the Consolidated Balance Sheets and the Consolidated and Combined Statements of Cash Flows. The cash and cash equivalents of CPEX include cash balances maintained in commercial bank accounts, amounts invested in overnight sweep investments and cash deposits in money market accounts. The Company’s cash balances exceed the limits of amounts insured by the Federal Deposit Insurance Corporation; however, because deposits are maintained at highly rated financial institutions, management does not believe that there is a significant risk of loss of uninsured amounts. At June 30, 2009, the Company’s cash and cash equivalents balance totaled $14.8 million.
     The Company acquired intellectual property during the year ended December 31, 2003 for $1.0 million plus future royalties on sales and licensing income received though February 14, 2020. In connection with the acquisition, the Company obtained a renewable, irrevocable letter of credit in the amount of $1.0 million in favor of the assignor to guarantee future royalty payments. The $1.0 million used to secure the letter of credit has been classified as restricted cash in the Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008.
Accounts receivable and allowances for doubtful accounts
     Receivables consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Royalties receivable	$4,473	$4,077
Other trade receivable	62	368

	$4,535	$4,445

     CPEX did not write-off any uncollectible receivables in the six month periods ended June 30, 2009 and 2008. In addition, CPEX reviewed all receivable balances and concluded that no allowance for doubtful accounts was necessary as of June 30, 2009.

Prepaid expenses and other current assets
     On March 17, 2009, the Company signed an agreement with Heights Partners, LLC (“Heights”) which sets forth the terms and conditions on which CPEX and Heights shall enter into an Evaluation Agreement to evaluate the desirability for the parties to enter into a joint venture or other contractual arrangement. The Evaluation Agreement will have a term of six months during which the parties will evaluate several potential products, determine which products to collaborate on, if any, and create a joint venture to conduct such collaboration. Also in accordance with the agreement, the Company paid $300,000 as an advance against its initial contribution into the potential joint venture. This advance, which was evidenced by a promissory note, dated March 17, 2009, payable by Heights to CPEX together with interest, is due on September 17, 2009. Accordingly, the Company has recorded a $300,000 note receivable and approximately $4,000 in interest receivable, which are included in Prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet as of June 30, 2009. If CPEX and Heights do not enter into a joint venture agreement for any reason, all amounts payable under the note will become due and the joint venture will not be formed. See “Commitments, contingencies and concentrations” for further discussion.
Intangible Assets
     Costs incurred in connection with acquiring licenses, patents and other proprietary rights related to the business of the Company are capitalized as intangible assets. These assets are amortized on a straight-line basis for periods not exceeding fifteen years from the dates of acquisition. Such assets are reviewed at least annually, or whenever events or changes in circumstances indicate that the assets may be impaired, by comparing the carrying amounts to their estimated future undiscounted cash flows and adjustments are made for any diminution in value below the carrying value. During the six months ended June 30, 2009 the Company capitalized approximately $183,000 relating to acquiring patents. During the periods ended June 30, 2009 and 2008, the Company did not record any impairment losses. At June 30, 2009, the Company also reassessed the useful lives of its remaining intangible assets and has determined that the estimated useful lives are appropriate for determining amortization expense.
Accrued Expenses
     Accrued expenses consist of the following:

	June 30, 2009	December 31, 2008
Accrued payroll and related taxes	$553	$715
Accrued clinical costs	231	92
Accrued professional fees	483	416
Other accrued expenses	101	311

	$1,368	$1,534

Revenue recognition
     The Company earns royalty revenues on Auxilium’s sales of Testim. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104 “Revenue Recognition” which requires sales to be recorded upon shipment, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, risk of loss and title has passed, collectability is reasonable assured and the price is fixed or determinable. Total royalty revenues recognized for the three months ended June 30, 2009 and 2008 were $4.5 million and $3.7 million, respectively, and $8.5 million and $7.0 million for the six months ended June 30, 2009 and 2008, respectively.
Fair value measurements
     On January 1, 2007, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which provides guidance for measuring the fair value of assets and liabilities, and requires expanded disclosures about fair value measurements. SFAS No. 157 indicates that fair value should be determined based on the assumptions marketplace participants would use in pricing the asset or liability, and provides additional guidelines to consider in determining the market-based measurement. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated and combined financial statements. The carrying amounts of cash and cash equivalents, trade and note receivables, accounts payable and accrued expenses approximate fair value because of their short-term nature.

     SFAS No. 157 clarifies that the definition of fair value retains the exchange price notion and focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, therefore a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability including assumptions about risk, the effect of sale or use restrictions on an asset and non-performance risk including an entity’s own credit risk relative to a liability. SFAS No. 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). SFAS No. 157 emphasizes that valuation techniques should maximize the use of observable inputs and minimize the use of unobservable inputs.
     The additional disclosure requirements of SFAS No. 157 focus on the inputs used to measure fair value and for recurring fair value measurements using significant unobservable inputs and the effect of the measurement on earnings (or changes in net assets) for the reporting period. Inputs are categorized by a fair value hierarchy, Level 1 through Level 3, the highest priority being given to Level 1 and the lowest priority to Level 3. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available.
     The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and the amounts as they correspond to the respective level within the fair value hierarchy established by SFAS No. 157.

		Fair Value Measurements at June 30, 2009 Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Total at	Identical Assets	Observable Inputs	Inputs
(In Thousands)	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (a)	$13,803	$13,803	—	—
Restricted Cash	1,000	1,000
Note Receivable (b)	304	—	—	304

Total assets at fair value	$15,107	$14,803	—	$304

(a)	Included in cash and cash equivalents in the accompanying condensed consolidated balance sheet.

(b)	Included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.

Fair Value Measurements at June
30, 2009 Using Significant
Unobservable Inputs
(Level 3)
(In Thousands)	Note Receivable
Beginning Balance at January 1, 2009	$—
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	4
Included in other comprehensive income	—
Issuance of note	300
Transfers in and/or out of Level 3	—

Ending balance at June 30, 2009	$304

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2009	$4

Clinical trial expenses
     Clinical trial expenses, which are reflected in research and development expenses, result from obligations under contracts with vendors, consultants, and clinical sites in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in cash flows which are not consistent with the periods in which materials or services are provided. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF Issue No. 07-3”), these costs are capitalized upon payment and recognized as an expense according to the progress of each trial as measured by patient progression and the timing of various aspects of the trial. The progress of the trials, including the level of services performed, is determined based upon discussions with internal personnel as well as outside service providers.
Provision for income taxes
     CPEX was not a separate taxable entity prior to its separation from Bentley. The CPEX operations were historically included in Bentley’s consolidated U.S. federal and state income tax returns. On June 12, 2008, CPEX and Bentley entered into a Tax Sharing Agreement, to facilitate CPEX in its separation from Bentley (the “Tax Sharing Agreement”). Under the Tax Sharing Agreement, Bentley is obligated on all taxes arising from the CPEX operations up to the Separation Date. CPEX is obligated on all taxes arising from the CPEX operations following the Separation Date. The Company recognizes interest and penalties related to uncertain tax positions as a component of the provision for income taxes. There were no unrecognized tax positions relating to the Company at the date of adoption.
     Prior to the Separation Date, the Company had agreements with Bentley and its subsidiaries for allocation of various expenses of each entity. Income and expenses resulting from these agreements were eliminated in combination; however, the related transactions affected the CPEX combined income tax provision. As future operating profits could not be reasonably assured both prior and subsequent to the Separation Date, no tax benefit has been recorded for the losses generated by CPEX in any period presented. Accordingly, CPEX has established valuation allowances equal to the full amount of its deferred tax assets. Should CPEX determine that it is more likely than not that it will realize certain of its net deferred tax assets for which it has previously provided a valuation allowance, an adjustment would be required to reduce the existing valuation allowance.
Comprehensive loss
     Comprehensive loss is defined as the change in net assets of the Company during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company had no components of comprehensive loss other than its net loss for all periods presented.
Net loss per common share
     Basic net loss per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed based upon the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of the Company’s common stock equivalents, including the exercise of common stock based upon the average market price of the common stock for the period. Basic and diluted net loss per common share is computed the same for all periods presented since the Company had losses for all periods presented. Consequently, dilutive weighted average shares do not include 516,375 common stock equivalents, which includes stock options and restricted stock units, for the six months ended June 30, 2009, as their effect would have been anti-dilutive.
     On June 30, 2008, the Company had approximately 2,274,000 common shares outstanding primarily as a result of the Separation, whereby Bentley stockholders of record on June 20, 2008 received one CPEX common share for every ten common shares of Bentley they owned. This number of shares is being used for the basic and diluted net loss per share computation for the three and six months ended June 30, 2008 in the accompanying condensed consolidated and combined statement of operations because no CPEX equity awards were outstanding prior to the Separation Date. In addition, since the Company was in a net loss position, any potential common shares would not be used to compute diluted loss per share because the effect would have been anti-dilutive.
     During the second quarter of 2009, in lieu of cash compensation, the Company awarded 29,624 shares of common stock to its executive officers and other employees as a portion of their 2008 bonuses. The total value of the awards, which were expensed in 2008, was approximately $293,000.

Stockholders’ Equity
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
Share-based compensation
     As of June 30, 2009, the Company had one share-based compensation plan, its amended and restated 2008 Equity Incentive Plan (the “Plan”). The Plan, which is shareholder approved, permits awards of unrestricted common stock, restricted stock units, options to purchase CPEX common stock, stock appreciation rights and stock equivalents for the Company’s employees, directors and consultants. At the annual meeting of stockholders held on June 18, 2009 shareholders approved, among other things, the addition of 100,000 shares of common stock to the reserve of shares available for issuance under the Plan. The total number of shares which may be subject to Awards under the plan is 855,000. Prior to the Separation, all equity awards were granted by Bentley. In accordance with the Employee Matters Agreement between the Company and Bentley, upon the Separation, outstanding Bentley awards held by U.S. employees, directors and consultants were converted into an adjusted Bentley award and a CPEX award. The number of common shares underlying the CPEX awards was calculated as one-tenth of the number of common shares underlying the original Bentley awards. The price of the CPEX awards was determined by multiplying the original exercise price of the Bentley awards by the when-issued trading price of CPEX on the Separation Date and then dividing that number by the closing Bentley trading price on the Separation Date. These CPEX awards were granted under the Plan. At June 30, 2009, approximately 603,000 shares of common stock were reserved for issuance under the Plan. Approximately 473,000 of these shares were subject to outstanding stock options and approximately 43,000 shares were subject to outstanding restricted stock units. The balance of approximately 87,000 shares were available for future issuance of awards under the Plan.
     The table below presents the Company’s option activity for the six months ended June 30, 2009:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(in 000’s)	Price	Term (Years)	(in 000’s)
Options outstanding, January 1, 2009	430	$15.85
Granted	45	7.05
Exercised	(2)	2.69

Options outstanding, June 30, 2009	473	$15.06	8.64	$167

Vested and expected to vest, June 30, 2009	461	$15.03	8.63	$163

Options exercisable, June 30, 2009	93	$11.83	6.87	$34

     Options to purchase approximately 2,000 shares of CPEX common stock were exercised during the six months ended June 30, 2009 for net cash proceeds to the Company of approximately $5,000. The total fair value of stock options that vested during the six months ended June 30, 2009 was approximately $202,000.
     As of June 30, 2009, unrecognized compensation expense related to the unvested portion of the Company’s stock options granted to CPEX employees was approximately $2.8 million and is expected to be recognized over a weighted average period of approximately 2.06 years.
     The fair value of each option award granted to employees is estimated on the date of grant using the Black-Scholes option valuation model. Assumptions and the resulting fair value for option awards granted by CPEX during the six months ended June 30, 2009 are provided below. There were no options granted during the six months ended June 30, 2008.

For the Six Months
Ended
June 30, 2009
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
     In addition to the stock options described above, the Company has granted restricted stock units to its employees. The common shares subject to the restricted stock units are issued when they vest. The table below presents the Company’s restricted stock unit activity for the six months ended June 30, 2009:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Grant Date	Contractual	Value
	(in 000’s)	Fair Value	Term (Years)	(in 000’s)
Restricted stock units outstanding, January 1, 2009	14	$12.87
Granted	32	8.94
Vested	(1)	11.54
Forfeited	(1)	12.60

Restricted stock units outstanding, June 30, 2009	44	$10.05	1.11	$434

Vested and expected to vest, June 30, 2009	42	$10.03	1.10	$418

     As of June 30, 2009, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units granted to CPEX employees was approximately $323,000 and is expected to be recognized over a weighted average period of approximately 1.65 years.
     Share-based compensation expense relative to grants of stock options and restricted stock units for the three months ended June 30, 2009 and 2008 totaled approximately $425,000 and $537,000, respectively. Share-based compensation expense recorded for the six months ended June 30, 2009 and 2008 totaled approximately $873,000 and $905,000, respectively. The expenses were recorded in the Condensed Consolidated and Combined Statements of Operations as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
General and administrative expenses	$316	$273	$663	$458
Research and development expenses	109	264	210	447

	$425	$537	$873	$905

     No related compensation expense was capitalized as the cost of an asset and there was no impact on net cash provided by operating activities or net cash used in financing activities as a result of these share-based transactions.
     The Company sponsors a 401(k) Plan for eligible employees (the “401k Plan”) and matches eligible contributions with shares of the Company’s common stock. In July 2008, the Company’s Board of Directors authorized and reserved 50,000 shares of common stock for the Company’s contribution to the 401(k) Plan. As of June 30, 2009 approximately 34,000 of these shares were available for contribution to the 401k Plan.

     Share-based compensation expense includes matching contributions to the 401(k) Plan by the Company. Share-based compensation expense for periods prior to the Separation Date includes expense attributable to CPEX employees from Bentley’s 401(k) matching contributions and the related allocated share-based compensation of executive officers. For the three and six months ended June 30, 2009 and 2008 the related expenses were recorded in the Condensed Consolidated and Combined Statements of Operations as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
General and administrative expenses	$24	$26	$50	$71
Research and development expenses	26	27	51	79

	$50	$53	$101	$150

Recently issued accounting pronouncements
     In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, Subsequent Events, (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS No. 165 requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For unrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, SFAS No. 165 requires an entity to disclose the date through which subsequent events have been evaluated. SFAS No. 165 is effective for the interim or annual financial periods ending after June 15, 2009, and is required to be applied prospectively. This guidance does not impact the Company’s current consolidated and combined financial statements. The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on August 14, 2009 and we are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the company’s consolidated and combined financial statements.
     In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a reoccurring basis. The effective date for these provisions of SFAS 157 begins in fiscal years beginning after November 15, 2008. The adoption of this staff position did not have a material impact on the Company’s consolidated and combined financial statements.
     In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” (“FSP SFAS 157-4”). FSP SFAS 157-4 amends SFAS No. 157 to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. FSP SFAS 157-4 is effective for interim reporting periods ending after June 15, 2009. The adoption of this staff position did not have a material impact on the Company’s consolidated and combined financial statements.
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
     Effective this quarter, we have also implemented FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1. FSP FAS 107-1 amended Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments in interim as well as in annual financial statements. The adoption of this standard has resulted in the disclosure of the fair values attributable to our debt instruments within our interim report. Since this FSP addresses disclosure requirements, the adoption of this FSP did not impact our financial position or results of operations.
Commitments, contingencies and concentrations
     The Company is obligated to pay certain royalty payments upon commercialization of products using its CPE-215 technology acquired in 1999 and its intellectual property acquired in 2003. The royalties are primarily calculated based upon net sales of certain products generated by the intellectual properties. As of June 30, 2009, no royalties are due under the agreements.
     Legal Proceedings
     In October 2008, the Company and Auxilium Pharmaceuticals, Inc. announced that they had received a notice from Upsher-Smith Laboratories, Inc. (Upsher-Smith”) advising of the filing by Upsher-Smith Laboratories, Inc. of an Abbreviated New Drug Application (ANDA) containing a Paragraph IV certification under 21 U.S.C. Section 355(j) for testosterone gel. This Paragraph IV certification notice refers to CPEX’s U.S. Patent No. 7,320,968 (“the ‘968 Patent”), which covers Testim®, 1% testosterone gel. The Paragraph IV certification notice also states that Upsher-Smith believes that the product for which it is seeking approval does not infringe the ‘968 Patent. The ‘968 Patent is listed in Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), published by the U.S. Food and Drug Administration, and will expire in January 2025.
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
     In June 2009, Upsher-Smith amended its Answer to the Complaint to include a defense and counterclaim of invalidity of the ‘968 Patent. The Company and Auxilium filed a reply to the counterclaim in July 2009 denying the invalidity of the ‘968 Patent. A patent issued by the Patent and Trademark Office, such as the ‘968 Patent, is presumed valid.
     The Company and Auxilium are committed to protecting their intellectual property rights and will vigorously pursue this lawsuit. However, if the Company and Auxilium are unsuccessful in defending the ‘968 Patent covering Testim, sales of Testim and the Company’s royalties relating to Testim sales will be materially reduced.

     Agreement for a Potential Joint Venture
     On March 17, 2009, the Company signed an agreement with Heights Partners LLC (“Heights”) to evaluate the desirability for the Company and Heights to enter into a joint venture arrangement for the development of specified product candidates of Heights. Under the agreement, the parties will negotiate in good faith the terms of an Evaluation Agreement, which will have a term six months (the “Evaluation Period”), during which the parties will evaluate several potential products, determine which products to collaborate on, if any, and, if agreed, create a joint venture or other contractual arrangement to conduct such collaboration. Under the agreement the Company paid $300,000 as an advance against its initial contribution to the potential joint venture. This advance was evidenced by a promissory note payable by Heights to CPEX and secured by a first priority security interest in Height’s intellectual property, including, without limitation, patents, patent applications and know-how, covering any of the specified product development projects, all licenses and other agreements with respect to the foregoing and all proceeds the third party may receive from the sale or license of the intellectual property or products. The promissory note, together with interest, is due in September 2009.
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
Overview
     We are an emerging specialty pharmaceutical company in the business of research, development, licensing and commercialization of pharmaceutical products utilizing our validated drug delivery platform technology. We have U.S. and international patents and other proprietary rights to technology that facilitates the absorption of drugs. Our platform drug delivery technology enhances permeation and absorption of pharmaceutical molecules across the skin, nasal mucosa and eye through development of proprietary formulations with molecules such as CPE-215®. Our first product is Testim®, a gel for testosterone replacement therapy, which is a formulation of our technology with testosterone. Testim is licensed to Auxilium Pharmaceuticals, Inc., who is currently marketing it in the United States, Europe and other countries. Our second product, Nasulintm, currently in Phase 2 clinical trials, is an intranasal spray formulation of insulin with our permeation enhancement technology. In addition, Serenity Pharmaceuticals, Inc., our licensing and development partner, has completed an end of Phase 2 meeting with the FDA relating to the development of an undisclosed urology drug delivered using our intranasal technology.
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
Separation from Bentley
     On June 12, 2008, the Board of Directors of Bentley Pharmaceuticals, Inc. (“Bentley”) approved the spin-off of its drug delivery business into CPEX Pharmaceuticals, Inc. (“CPEX”). Shares of CPEX were distributed to Bentley stockholders after the close of business on June 30, 2008 by means of a stock dividend, which we refer to as the Separation. Each Bentley stockholder of record on June 20, 2008 received one CPEX share for every ten shares of Bentley common stock it owned. Bentley retained no ownership interest in CPEX subsequent to the Separation.
     We have incurred legal, tax and other strategic consulting costs specifically associated with the Separation. These costs, which are reported as Separation costs within operating expenses in the Condensed Consolidated and Combined Statements of Operations, totaled $1.6 million and $2.5 million for the three and six months ended June 30, 2008, respectively. No separation costs have been incurred by CPEX subsequent to the Separation.
Nasulin Clinical Program
     Ongoing Clinical Trials
     We are currently conducting a Phase 2a clinical trial of Nasulin, our intranasal insulin candidate, in patients with Type 2 diabetes. This study will randomize 90 patients who are currently being treated with basal, or long-acting, insulin and oral anti-diabetes agents. As of August 7, 2009, we have randomized 115 patients in the study. This study is designed to assess the efficacy and safety of Nasulin versus a placebo over a 6-week treatment period and is being conducted at multiple centers in the U.S with additional sites planned to be initiated in the Ukraine. We expect to complete this trial early next year under our current operating plan.
     During the second quarter of 2009 we initiated and completed enrollment in a single-site Phase 1 study in healthy volunteers to determine the pharmacokinetic parameters of various formulation strengths of Nasulin. Data analysis for this study, which enrolled 24 patients, is ongoing and it is our intent to submit these results for presentation at upcoming scientific meetings .

     Planned Clinical Trials
     Following the completion of the ongoing Phase 2a study described above, we expect to initiate a Phase 2b study to assess the safety and efficacy of Nasulin in patients with Type 2 diabetes. In this trial, which is designed to randomize 220 patients, we will measure the patients’ change in HbA1c, or average glucose control over the previous three to four months, after initiating Nasulin into their treatment regiment. This trial is expected to be completed in mid-2011. Upon completion of this trial we expect to request an end of Phase 2 meeting with the U.S. Food and Drug Administration, which we expect to be held in late-2011.
RESULTS OF OPERATIONS:
     The following is a discussion of the results of our operations for the three and six months ended June 30, 2009 and 2008. Included in the financial disclosures for the three and six months ended June 30, 2008 are direct costs associated with our business and certain allocated costs from Bentley related to executive compensation, public company costs and other administrative costs. As these costs only represent an allocation of the costs incurred by Bentley before the Separation, they are not necessarily indicative of the costs that would have been incurred if we were an independent public company during the periods presented.
For the three months ended June 30, 2009 and 2008:

	Three Months Ended
	June 30,		Increase (Decrease)
(unaudited, in thousands)	2009	2008	$	%
Royalties and other revenue	$4,473	$3,948	$525	13%

Operating expenses:
General and administrative	2,163	1,344	819	61%
Research and development	3,394	2,632	762	29%
Separation costs	—	1,565	(1,565)	(100)%
Depreciation and amortization	164	171	(7)	4%

Total operating expenses:	5,721	5,712	9	—%

Loss from operations	(1,248)	(1,764)	516	29%

Other, net	44	77	(33)	(43)%

Net loss	$(1,204)	$(1,687)	$483	29%

     Royalties and other revenues increased 13% to $4.5 million for the three months ended June 30, 2009 from $3.9 million for the three months ended June 30, 2008, primarily due to increased royalties earned on sales of Testim. This growth is due to continued increases in prescriptions for Testim and to its increased market share of the testosterone replacement gel market. Our royalty income is subject to several risks, including potential competition from generic products. See Liquidity and Capital Resources - Liquidity Risk for further discussion. Royalties and other revenue for the three months ended June 30, 2008 includes $277,000 related to a development license agreement with Serenity Pharmaceuticals, Inc. for which there is no comparable revenue in 2009.
     General and administrative expenses increased 61% to $2.2 million for the three months ended June 30, 2009 from $1.3 million for the three months ended June 30, 2008, primarily due to higher legal costs. The increase in legal costs relates primarily to our patent infringement suit against Upsher-Smith Laboratories described in Commitments, contingencies and concentrations in the accompanying Notes to the Unaudited Condensed Consolidated and Combined Financial Statements.
     Research and development expenses increased 29% to $3.4 million for the three months ended June 30, 2009, from $2.6 million for the three months ended June 30, 2008, primarily due to increased clinical trial expenses related to the ongoing Nasulin clinical trials. This increase in costs was partially offset by decreased employee-related expenses. Although cost estimates and timing of our trials are subject to change and fluctuation from quarter to quarter, we expect research and development expenses for 2009 to range between $14.0 million and $17.0 million.
     Operating expenses for the three months ended June 30, 2008 include $1.6 million in separation costs. We have not incurred any separation costs subsequent to our spin-off from Bentley in June 2008.

     For the six months ended June 30, 2009 and 2008:

	Six Months Ended
	June 30,		Increase (Decrease)
(unaudited, in thousands)	2009	2008	$	%
Royalties and other revenue	$8,484	$7,398	$1,086	15%

Operating expenses:
General and administrative	3,934	2,449	1,485	61%
Research and development	5,993	4,528	1,465	32%
Separation costs	—	2,502	(2,502)	(100)%
Depreciation and amortization	330	343	(13)	(4)%

Total operating expenses:	10,257	9,822	435	4%

Loss from operations	(1,773)	(2,424)	651	27%

Other, net	101	223	(122)	55%

Net loss	$(1,672)	$(2,201)	$529	24%

     Royalties and other revenues increased 15% to $8.5 million for the six months ended June 30, 2009 from $7.4 million for the six months ended June 30, 2008, primarily due to increased royalties earned on sales of Testim. This growth is due to continued increases in prescriptions for Testim and to its increased market share of the testosterone replacement gel market. Royalty income is subject to several risks, including potential competition from generic products. See Liquidity and Capital Resources - Liquidity Risk for further discussion. Royalties and other revenue for the six months ended June 30, 2008 includes $427,000 related to a development license agreement with Serenity Pharmaceuticals, Inc. for which there is no comparable revenue in 2009.
     General and administrative expenses increased 61% to $3.9 million for the six months ended June 30, 2009 from $2.4 million for the six months ended June 30, 2008 primarily due to patent infringement and general legal costs, which increased $986,000, as well as $205,000 in increased non-cash stock-based compensation expense and $324,000 in increased professional service fees, including accounting and strategic planning expenses, compared to the same period last year. The legal costs relate to our patent infringement suit against Upsher-Smith Laboratories described in Commitments, contingencies and concentrations in the accompanying Notes to the Unaudited Condensed Consolidated and Combined Financial Statements.
     Research and development expenses increased 32% to $6.0 million for the six months ended June 30, 2009, from $4.5 million for the six months ended June 30, 2008. Clinical trial expenses increased $1.8 million, primarily due to the ongoing Phase 1 and 2 Nasulin clinical trials, partially offset by a decrease of $523,000 in employee-related expenses.
     Operating expenses for the six months ended June 30, 2008 include $2.5 million in separation costs.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES:
Overview

	June 30,	December 31,
(unaudited, in thousands)	2009	2008
Summary Financial Position
Cash and cash equivalents	$14,838	$15,211
Accounts receivable	4,535	4,445
Total assets	26,835	26,473
Accounts payable and accrued expenses	3,393	2,630
Working capital	17,078	17,609
Total stockholders’ equity	23,442	23,843

	For the Six Months Ended
	June 30,
	2009	2008
Summary of Sources of (Uses of) Cash:
Operating activities	$383	$(2,903)
Investing activities	(760)	(124)
Purchases of fixed assets	(277)	(124)
Additions to intangible assets	(183)	—
Financing activities	4	(7,304)

FINANCIAL CONDITION
Sources and Uses of Cash
Operating Activities
     Net cash provided by operating activities was $383,000 for the six months ended June 30, 2009 primarily resulting from the net loss of $1.7 million and an increase in prepaid expenses and other current assets of $215,000, which were partially offset by non-cash stock-based compensation of $873,000, increases in accounts payable and accrued expenses of $1.0 million and depreciation and amortization of $330,000. This compared to $2.9 million used in the six months ended June 30, 2008 primarily resulting from the net loss of $2.2 million, the payment of accrued compensation of $1.0 million, a reduction in accounts payable of $593,000 and an increase in receivables of $664,000 which were partially offset by non-cash stock-based compensation of $905,000 and depreciation and amortization of $343,000.
Investing Activities
     Our investing activities have included capital expenditures necessary to expand our manufacturing capacity and laboratory facilities, purchase laboratory equipment and upgrade office equipment. In addition, investing activities include outlays related to patent registration costs and costs to acquire intellectual property rights. Cash used in investing activities in 2009 also includes a $300,000 note receivable, which is described under Commitments, contingencies and concentrations in the accompanying Notes to the Condensed Consolidated and Combined Financial Statements. Net cash used for additions to fixed assets and intellectual property totaled $460,000 and $124,000 in the six months ended June 30, 2009 and 2008, respectively. We expect to invest approximately $500,000 in capital expenditures in 2009, primarily for research and development equipment.
Financing Activities
     Financing activities for the six months ended June 30, 2009 include proceeds from an exercise of stock options. Financing activities for the six months ended June 30, 2008 include the net change in Bentley’s net investment in CPEX, which included the net loss and changes in net assets of CPEX.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
     We had approximately $14.8 million in cash at June 30, 2009. We believe this source of cash and our ongoing revenue stream will be sufficient to fund our operations and our cash requirements for at least the next twelve months. Although cost estimates and timing of our trials are subject to change, we expect research and development expenses for 2009 to range between $14.0 million and $17.0 million. There can be no assurance that changes in our research and development plans or other events affecting our revenues or operating expenses will not result in the earlier depletion of our funds. However, we will continue to explore alternative sources for financing our business activities. In appropriate situations, which will be strategically determined, we may seek funding from other sources, including, but not limited to, sales of our equity or debt securities or contribution by others to joint ventures and other collaborative or licensing arrangements with us for the development, testing, manufacturing and marketing of Nasulin and other products currently under development.
Liquidity Risk
     Our liquidity position may be negatively affected by reduced sales of Testim or unfavorable results from our ongoing development and clinical testing of new product candidates.
     The majority of our revenues are derived through royalty income from the only commercialized product licensed with our technology, Testim, which is sold by Auxilium. Although we believe that Auxilium intends to continue commercialization of Testim, sales of this product are subject to several risks, including potential competition from existing or new, competing products. In October 2008, Upsher-Smith filed an ANDA in which it has certified that it believes that its testosterone gel product is a generic version of Testim that does not infringe our patent covering Testim. On December 4, 2008 we and Auxilium filed a lawsuit against Upsher-Smith under the Hatch Waxman Act for infringement of our patent. As described more fully under “Commitments, contingencies and concentrations — Legal Proceedings” in this report, any FDA approval of Upsher-Smith’s proposed generic product will be stayed until the earlier of 30 months or resolution of our patent infringement lawsuit. If we are unable to successfully defend the 968 Patent covering Testim, sales of Testim and our royalty income from such sales may be materially reduced.
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
Critical Accounting Policies and Estimates
     Our significant accounting policies are more fully described in Note 2 to our consolidated and combined financial statements in our 2008 Form 10-K. Some of our accounting policies are particularly important to the portrayal of our financial position, results of operations and cash flows and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of any estimates. Those estimates are based on our historical experience, terms of existing contracts, our observation of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. We have reviewed our critical accounting policies and estimates discussed in our 2008 Form 10-K and have determined that those policies remain our most critical accounting policies for the quarter ended June 30, 2009. We did not make any changes to those policies during the quarter ended June 30, 2009.
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
     (b) Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation of our internal controls that occurred during out last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
     Our Annual Meeting of Stockholders was held on June 18, 2009 for the purpose of electing two directors and to approve an amendment and restatement of our 2008 Equity Incentive Plan (the “Plan”) to, among other things, add 100,000 shares of common stock to the reserve of shares available for issuance under the Plan and to reaffirm the material terms of the performance based measures specified in the Plan so that benefits paid under the Plan can qualify for tax deductions under Section 162(m) of the Internal Revenue Code.
     The following members were elected to our Board of Directors by a plurality of votes cast:

	Term
Nominee	Expiring	Votes For	Votes Withheld
John W. Spiegel	2012	1,867,727	460,050
John A. Sedor	2012	1,812,061	515,716
     The proposal to amend and restate the 2008 Equity Incentive Plan was approved by a majority of the shares voted as follows:

For	Against	Abstain
1,136,506	509,864	3,690
     The proposal to reaffirm the material terms of the performance-based measures specified in the 2008 Equity Incentive Plan was approved by a majority of the shares voted as follows:

For	Against	Abstain
1,228,506	418,561	2,993
Item 6. Exhibits
     The Exhibits filed as part of this report are listed on the Exhibit Index immediately preceding the exhibits, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPEX PHARMACEUTICALS, INC. Registrant
August 14, 2009	By:	/s/ Robert P. Hebert
Robert P. Hebert
Chief Financial Officer and Vice President (Principal Financial Officer)

Exhibit Index

Exhibit
Number		Description of Exhibit
3.1		Amended and Restated Certificate of Incorporation of CPEX Pharmaceuticals, Inc. filed. Filed as Exhibit 3.1 to Amendment No. 4 of the CPEX Form 10 (File No. 001-33895) filed on May 30, 2008 and incorporated herein by this reference.

3.2		Form of Certificate of Designation of Series A Preferred Stock. Filed as Exhibit A to the Form of Rights Agreement filed as Exhibit 4.1 to Amendment No. 4 of the CPEX Form 10 (File No. 001-33895) filed on May 30, 2008 and incorporated herein by this reference.

3.3		Amended and Restated By-laws of CPEX Pharmaceuticals, Inc. Filed as Exhibit 3.2 to Amendment No. 4 of the CPEX Form 10 (File No. 001-33895) filed on May 30, 2008 and incorporated herein by this reference.

10.1		CPEX Pharmaceuticals, Inc. Amended and Restated 2008 Equity Incentive Plan. Filed as Appendix A to the definitive proxy statement in Schedule 14-A filed on May 8, 2009.

31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.