Form 10-Q
period 2009-09-30
CPEX Pharmaceuticals, Inc.
filed 2009-11-12
CIK 1418919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
The number of shares of the registrant’s common stock outstanding as of November 10, 2009 was 2,542,769.

CPEX Pharmaceuticals, Inc. and Subsidiaries
Form 10-Q for the Quarter Ended September 30, 2009
Index

Page
Part I. Financial Information
Item 1. Unaudited Condensed Consolidated and Combined Financial Statements:
Unaudited Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	3
Unaudited Condensed Consolidated and Combined Statements of Operations for the three and nine months ended September 30, 2009 and 2008	4
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2009	5
Unaudited Condensed Consolidated and Combined Statements of Cash Flows for the nine months ended September 30, 2009 and 2008	6
Notes to Unaudited Condensed Consolidated and Combined Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 4. Controls and Procedures	22
Part II. Other Information
Item 6. Exhibits	22
EX-31.1 Section 302 Certification of Chief Executive Officer
EX-31.2 Section 302 Certification of Chief Financial Officer
EX-32.1 Section 906 Certification of Chief Executive Officer
EX-32.2 Section 906 Certification of Chief Financial Officer

CPEX Pharmaceuticals, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
(in thousands, except per share data)	2009	2008
Assets
Current assets:
Cash and cash equivalents	$13,752	$15,211
Receivables	5,033	4,445
Prepaid expenses and other current assets	1,010	583

Total current assets	19,795	20,239

Non-current assets:
Fixed assets, net	2,943	2,832
Intangible assets, net	2,314	2,394
Restricted cash	1,000	1,000
Other	8	8

Total non-current assets	6,265	6,234

Total assets	$26,060	$26,473

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,261	$1,096
Accrued expenses	1,690	1,534

Total current liabilities	2,951	2,630

Commitments and contingencies
Stockholders’ equity:
Series A Preferred stock, $0.01 par value, authorized 1,000 shares, issued and outstanding, none	—	—
Common stock, $0.01 par value, authorized 35,000 shares, issued and outstanding, 2,535 and 2,484 shares at September 30, 2009 and December 31, 2008, respectively	25	25
Additional paid-in capital	26,342	24,532
Accumulated deficit	(3,258)	(714)

Total stockholders’ equity	23,109	23,843

Total liabilities and stockholders’ equity	$26,060	$26,473

The accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements are an integral part of these financial statements.

CPEX Pharmaceuticals, Inc. and Subsidiaries
Unaudited Condensed Consolidated and Combined Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2009	2008	2009	2008
Royalties and other revenue	$4,951	$3,945	$13,435	$11,343
Operating expenses:
General and administrative	2,340	2,574	6,276	5,023
Research and development	3,332	2,249	9,324	6,778
Separation costs	—	—	—	2,502
Depreciation and amortization	175	171	505	514

Total operating expenses	5,847	4,994	16,105	14,817

Loss from operations	(896)	(1,049)	(2,670)	(3,474)

Other income (expenses):
Interest income	25	44	128	270
Interest (expense)	(1)	(1)	(2)	(4)

Net loss	$(872)	$(1,006)	$(2,544)	$(3,208)

Net loss per common share:
Basic and diluted	$(0.34)	$(0.43)	$(1.02)	$(1.40)

Weighted average common shares outstanding:
Basic and diluted	2,529	2,334	2,503	2,294

The accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements are an integral part of these financial statements.

CPEX Pharmaceuticals, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

	$0.01 Par Value		Additional
	Common Stock		Paid-In	Accumulated
(in thousands)	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2009	2,484	$25	$24,532	$(714)	$23,843
Net loss	—	—	—	(2,544)	(2,544)
Share-based compensation	—	—	1,362	—	1,362
Issuance of common stock in lieu of cash compensation	49	—	444	—	444
Proceeds from the exercise of stock options	2	—	4	—	4

Balance at September 30, 2009	2,535	$25	$26,342	$(3,258)	$23,109

The accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements are an integral part of these financial statements.

CPEX Pharmaceuticals, Inc. and Subsidiaries
Unaudited Condensed Consolidated and Combined Statements of Cash Flows

	For the Nine Months Ended
	September 30,
(in thousands)	2009	2008
Cash flows from operating activities:
Net loss	$(2,544)	$(3,208)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	505	514
Share-based compensation expense	1,362	2,561
Issuance of common stock in lieu of cash as 401(k) matching contributions	151	183
Non-cash charge for write-down of intangible assets	—	141
Change in operating assets and liabilities:
Receivables	(588)	(934)
Prepaid expenses and other current assets	(127)	162
Other assets	—	36
Accounts payable and accrued expenses	614	(1,435)
Other current liabilities	—	14

Net cash (used in) operating activities	(627)	(1,966)

Cash flows from investing activities:
Additions to fixed assets	(321)	(129)
Additions to intangible assets	(215)	—
Note receivable	(300)	—

Net cash (used in) investing activities	(836)	(129)

Cash flows from financing activities:
Proceeds from exercise of stock options	4	816
Net change in investment from Bentley Pharmaceuticals, Inc.	—	(7,328)

Net cash provided by (used in) financing activities	4	(6,512)

Net decrease in cash and cash equivalents	(1,459)	(8,607)
Cash and cash equivalents at beginning of period	15,211	21,659

Cash and cash equivalents at end of period	$13,752	$13,052

Supplemental Disclosures of Non-Cash Operating Activities
The Company has issued common stock in lieu of cash to its executive officers and other employees as a portion of their 2008 bonus during the year as follows:

Shares	30	—

Amount	$293	$—

Cash paid for interest	$2	$4

The accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements are an integral part of these financial statements.

CPEX Pharmaceuticals, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated and Combined Financial Statements
Business
     CPEX Pharmaceuticals, Inc. was incorporated in September 2007 in the state of Delaware and has two wholly-owned subsidiaries, CPEX Pharma, Inc. and CPEX Park, LLC, referred to collectively as CPEX or the Company. CPEX is an emerging specialty pharmaceutical company in the business of research, development, licensing and commercialization of pharmaceutical products utilizing its validated drug delivery platform technology. The Company’s platform technology enhances permeation and absorption of pharmaceutical molecules across biological membranes such as the skin, nasal mucosa and eye through development of proprietary formulations with molecules such as CPE-215®. The Company’s first product is Testim®, a gel for testosterone replacement therapy (“Testim”), which is a formulation of the Company’s technology with testosterone. Testim is licensed to Auxilium Pharmaceuticals, Inc. (“Auxilium”), which is currently marketed in the United States, Europe and other countries. Our second product, Nasulin™, currently in Phase 2 clinical trials, is an intranasal spray formulation of insulin utilizing our technology. In addition, Serenity Pharmaceuticals, Inc., the Company’s licensing and development partner, has commenced enrollment in a Phase 3 clinical trial for an undisclosed urology drug delivered using CPEX’s intranasal technology.
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
Separation from Bentley Pharmaceuticals, Inc.
     The Company’s business was initially the drug delivery business of Bentley Pharmaceuticals, which was spun-off in June 2008 in connection with the sale of Bentley’s remaining businesses. Shares of CPEX stock were distributed to Bentley stockholders after the close of business on June 30, 2008, referred to as the Separation Date, by means of a stock dividend, a transaction referred to as the Separation, that was taxable to Bentley and Bentley’s stockholders. Each Bentley stockholder of record on June 20, 2008, the record date, received on the Separation Date one CPEX share for every ten shares of Bentley common stock. Bentley retained no ownership interest in CPEX subsequent to the Separation.
     Separation costs, consisting of legal, tax and other strategic consulting costs specifically related to the separation from Bentley were $2.5 million for the nine months ended September 30, 2008 and are reported as Separation costs within operating expenses in the accompanying Condensed Consolidated and Combined Statements of Operations. No additional separation costs have been incurred since the Separation Date and the Company does not expect to incur any additional separation costs in the future.
Basis of Presentation
     The accompanying unaudited condensed consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and the instructions in Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for future periods. The balance sheet information at December 31, 2008 has been derived from the audited consolidated and combined financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These unaudited condensed consolidated and combined financial statements should be read in conjunction with the summary of significant accounting policies and the audited consolidated and combined financial statements of CPEX and notes thereto included in CPEX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on March 25, 2009. In the accompanying condensed consolidated and combined statement of cash flows for the nine months ended September 30, 2008, $183,000 has been reclassified from share-based compensation expense, to issuance of common stock in lieu of cash as 401(k) matching contributions, to conform to the current period presentation.

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
     Management believes that the assumptions underlying the combined financial statements are reasonable. The financial information in the consolidated and combined financial statements for the year to date period ended September 30, 2008, do not include all the expenses that would have been incurred had CPEX been a separate, stand-alone entity. As such, the financial information herein does not reflect the results of operations and cash flows of what CPEX would have been, had CPEX been a separate, stand-alone entity during the nine months ended September 30, 2008. Additionally, these historical combined financial statements include proportional cost allocations of certain common costs of Bentley and CPEX because specific identification of these expenses to each entity was not practicable.
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
Cash and cash equivalents and restricted cash
     The Company considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents for purposes of classification in the Consolidated Balance Sheets and the Consolidated and Combined Statements of Cash Flows. The cash and cash equivalents of CPEX include cash balances maintained in commercial bank accounts, amounts invested in overnight sweep investments and cash deposits in money market accounts. The Company’s cash balances exceed the limits of amounts insured by the Federal Deposit Insurance Corporation; however, because deposits are maintained at highly rated financial institutions, management does not believe that there is a significant risk of loss of uninsured amounts. At September 30, 2009, the Company’s cash and cash equivalents balance totaled $13.8 million.
     The Company acquired intellectual property during the year ended December 31, 2003 for $1.0 million plus future royalties on sales and licensing income received though February 14, 2020. In connection with the acquisition, the Company obtained a renewable, irrevocable letter of credit in the amount of $1.0 million in favor of the assignor to guarantee future royalty payments. This letter of credit will expire on June 30, 2010, which the Company does not expect to renew. The $1.0 million used to secure the letter of credit has been classified as restricted cash in the Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008.
Accounts receivable and allowances for doubtful accounts
     Receivables consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Royalties receivable	$4,951	$4,077
Other trade receivable	82	368

	$5,033	$4,445

     CPEX did not write-off any uncollectible receivables in the nine month periods ended September 30, 2009 and 2008. In addition, CPEX reviewed all receivable balances and concluded that no allowance for doubtful accounts was necessary as of September 30, 2009.

Prepaid expenses and other current assets
     On March 17, 2009, the Company signed an agreement with Heights Partners, LLC (“Heights”) which set forth the terms and conditions on which CPEX and Heights evaluated the desirability for the parties to enter into a joint venture or other contractual arrangement. The agreement had an initial term of six months, and on September 17, 2009, it was extended for an additional month. In accordance with the agreement, the Company paid $300,000 as an advance against its initial contribution into the potential joint venture. This advance, which was evidenced by a promissory note dated March 17, 2009 and payable by Heights to CPEX together with interest, was originally due on September 17, 2009. In connection with the extension of the term of the agreement, we also extended the maturity date on the note until October 19, 2009. Accordingly, the Company has recorded a $300,000 note receivable and approximately $8,000 in interest receivable, which are both included in Prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet as of September 30, 2009.
     On October 15, 2009, the Company advised Heights that it desires to enter into a joint venture or other contractual arrangement. Under the terms of the agreement, CPEX and Heights must execute a joint venture agreement within 90 days, or by January 13, 2010. If CPEX and Heights do not enter into a joint venture agreement by that date for any reason, the Company’s initial contribution will be returned. See “Commitments, contingencies and concentrations” for further discussion.
Intangible Assets
     Costs incurred in connection with acquiring licenses, patents and other proprietary rights related to the business of the Company are capitalized as intangible assets. These assets are amortized on a straight-line basis for periods not exceeding fifteen years from the dates of acquisition. Such assets are reviewed at least annually, or whenever events or changes in circumstances indicate that the assets may be impaired, by comparing the carrying amounts to their estimated future undiscounted cash flows and adjustments are made for any diminution in value below the carrying value. During the nine months ended September 30, 2009 the Company capitalized approximately $215,000 relating to acquiring patents and did not record any impairment losses. During the nine months ended September 30, 2008 the Company recorded impairment losses of $141,000 related to the Company’s anti-fungal nail lacquer. At September 30, 2009, the Company also reassessed the useful lives of its remaining intangible assets and determined that the estimated useful lives are appropriate for determining amortization expense.
Accrued Expenses
     Accrued expenses consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Accrued payroll and related taxes	$810	$715
Accrued clinical costs	268	92
Accrued professional fees	396	416
Other accrued expenses	216	311

	$1,690	$1,534

Revenue recognition
     The Company earns royalty revenues on Auxilium’s sales of Testim. The Company recognizes revenue in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“FASB ASC”) 605-10-S99-1 (Prior authoritative literature: SAB No. 104, Revenue Recognition), which requires sales to be recorded upon shipment, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, risk of loss and title has passed, collectability is reasonable assured and the price is fixed or determinable. Total royalty revenues recognized for the three months ended September 30, 2009 and 2008 were $5.0 million and $3.9 million, respectively, and $13.4 million and $10.9 million for the nine months ended September 30, 2009 and 2008, respectively.
Fair value measurements
     On January 1, 2007, the Company adopted FASB ASC Topic 820 (Prior authoritative literature: SFAS No. 157, “Fair Value Measurements”), which provides guidance for measuring the fair value of assets and liabilities, and requires expanded disclosures about fair value measurements. FASB ASC 820-10-35-9 indicates that fair value should be determined based on the assumptions marketplace participants would use in pricing the asset or liability, and provides additional guidelines to consider in determining the market-based measurement. The adoption of FASB ASC Topic 820 did not have a material impact on the Company’s consolidated and combined financial statements. The carrying amounts of cash and cash equivalents, trade and note receivables, accounts payable and accrued expenses approximate fair value because of their short-term nature. FASB ASC 820-10-20 clarifies that the definition of fair value retains the exchange price notion and focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). FASB ASC 820-10-35 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, therefore a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability including assumptions about risk, the effect of sale or use restrictions on an asset and non-performance risk including an entity’s own credit risk relative to a liability. FASB ASC 820-10-35 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). FASB ASC 820-10-35-6 emphasizes that valuation techniques should maximize the use of observable inputs and minimize the use of unobservable inputs.
     The additional disclosure requirements of FASB ASC 820-10-50 focus on the inputs used to measure fair value and for recurring fair value measurements using significant unobservable inputs and the effect of the measurement on earnings (or changes in net assets) for the reporting period. Inputs are categorized by a fair value hierarchy, Level 1 through Level 3, the highest priority being given to Level 1 and the lowest priority to Level 3. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available.
     The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and the amounts as they correspond to the respective level within the fair value hierarchy established by FASB ASC 820-10-50.

		Fair Value Measurements at September 30, 2009 Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Total at	Identical Assets	Observable Inputs	Inputs
(In thousands)	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$12,297	$12,297	—	—
Restricted Cash	1,000	1,000	—	—
Note Receivable (2)	308	—	—	308

Total assets at fair value	$13,605	$13,297	—	$308

(1)	Included in cash and cash equivalents in the accompanying condensed consolidated balance sheet.

(2)	Included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.

Fair Value Measurements at September 30, 2009
Using Significant
Unobservable Inputs
(Level 3)
(In thousands)	Note Receivable
Beginning Balance at January 1, 2009	$—
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	8
Included in other comprehensive income	—
Issuance of note	300
Transfers in and/or out of Level 3	—

Ending balance at September 30, 2009	$308

The amount of total gains or (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2009	$8

Clinical trial expenses
     Clinical trial expenses, which are reflected in research and development expenses, result from obligations under contracts with vendors, consultants, and clinical sites in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in cash flows which are not consistent with the periods in which materials or services are provided. In accordance with FASB ASC 830-20-25-13 (Prior authoritative literature: Emerging Issues Task Force Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities), these costs are capitalized upon payment and recognized as an expense according to the progress of each trial as measured by patient progression and the timing of various aspects of the trial. The progress of the trials, including the level of services performed, is determined based upon discussions with internal personnel as well as outside service providers.
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
Net loss per common share
     Basic net loss per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed based upon the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of the Company’s common stock equivalents, including the exercise of common stock equivalents based upon the average market price of the common stock for the period. Basic and diluted net loss per common share is computed the same for all periods presented since the Company had losses for all periods presented. Consequently, dilutive weighted average shares do not include 518,000 common stock equivalents, which includes stock options and restricted stock units, for the nine months ended September 30, 2009, as their effect would have been anti-dilutive.
     On June 30, 2008, the Company had approximately 2,274,000 common shares outstanding primarily as a result of the Separation, whereby Bentley stockholders of record on June 20, 2008 received one CPEX common share for every ten common shares of Bentley they owned. This number of shares is being used for the basic and diluted net loss per share computation for all periods presented prior to June 30, 2008 in the accompanying condensed consolidated and combined statement of operations because no CPEX equity awards were outstanding prior to the Separation Date. In addition, since the Company was in a net loss position, any potential common shares would not be used to compute diluted loss per share because the effect would have been anti-dilutive.
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
Share-based compensation
     As of September 30, 2009, the Company had one share-based compensation plan, its Amended and Restated 2008 Equity Incentive Plan (the “Plan”). The Plan, which is shareholder approved, permits awards of unrestricted common stock, restricted stock units, options to purchase CPEX common stock, stock appreciation rights and stock equivalents for the Company’s employees, directors and consultants. On June 18, 2009, shareholders approved, among other things, the addition of 100,000 shares of common stock to the reserve of shares available for issuance under the Plan. The total number of shares which may be subject to awards under the plan is 855,000. Prior to the Separation, all equity awards were granted by Bentley. In accordance with the Employee Matters Agreement between the Company and Bentley, upon the Separation, outstanding Bentley awards held by U.S. employees, directors and consultants were converted into an adjusted Bentley award and a CPEX award. The number of common shares underlying the CPEX awards was calculated as one-tenth of the number of common shares underlying the original Bentley awards. The price of the CPEX awards was determined by multiplying the original exercise price of the Bentley awards by the when-issued trading price of CPEX on the Separation Date and then dividing that number by the closing Bentley trading price on the Separation Date. These CPEX awards were granted under the Plan. At September 30, 2009, approximately 601,000 shares of common stock were reserved for issuance under the Plan. Approximately 473,000 of these shares were subject to outstanding stock options and approximately 45,000 shares were subject to outstanding restricted stock units, including approximately 5,000 restricted stock units that have vested but have not been issued. The balance of approximately 83,000 shares were available for future issuance of awards under the Plan.
     The table below presents the Company’s option activity for the nine months ended September 30, 2009:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(in 000’s)	Price	Term (Years)	(in 000’s)
Options outstanding, January 1, 2009	430	$15.85
Granted	61	7.81
Exercised	(2)	2.69
Forfeited	(15)	17.21

Options outstanding, September 30, 2009	474	$14.82	8.43	$163

Vested and expected to vest, September 30, 2009	465	$14.82	8.42	$160

Options exercisable, September 30, 2009	202	$14.73	7.77	$33

     Options to purchase approximately 2,000 shares of CPEX common stock were exercised during the nine months ended September 30, 2009 for net cash proceeds to the Company of approximately $4,000. The total fair value of stock options that vested during the nine months ended September 30, 2009 was approximately $1.5 million.
     As of September 30, 2009, unrecognized compensation expense related to the unvested portion of the Company’s stock options granted to CPEX employees was approximately $2.5 million and is expected to be recognized over a weighted average period of approximately 1.90 years.
     The fair value of each option award granted to employees is estimated on the date of grant using the Black-Scholes option valuation model. Assumptions and the resulting fair value for option awards granted by CPEX during the nine months ended September 30, 2009 and 2008 are provided below.

	For the Nine Months Ended
	September 30,
	2009	2008
Weighted average risk free interest rate	2.45%	3.30%
Dividend yield	0%	0%
Expected life (years)	7	5 to 7
Volatility	85%-88%	65%-79%
Weighted average fair value of options granted	$5.98	$12.31

     The risk-free interest rate is based on the yield curve of U.S. Treasury securities in effect at the date of the grant, having a duration commensurate with the estimated life of the award. CPEX does not expect to declare dividends in the future. Therefore, an annual dividend rate of 0% is used when calculating the grant date fair value of equity awards. The expected life (estimated period of time outstanding) of options granted is estimated based on historical exercise behaviors of Bentley employees. Shares of CPEX common stock began trading on the NASDAQ Capital Market on July 1, 2008. Since this period of time is shorter than the expected term of the options granted, the volatility applied is the average volatility of CPEX and a peer group of comparable life science companies using daily price observations for each company over a period of time commensurate with the expected life of the respective award. The maximum contractual term of the CPEX share-based awards is 10 years.
     In addition to the stock options described above, the Company has granted restricted stock units to its employees. The common shares subject to the restricted stock units are generally issued when they vest. The table below presents the Company’s restricted stock unit activity for the nine months ended September 30, 2009:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Grant Date	Contractual	Value
	(in 000’s)	Fair Value	Term (Years)	(in 000’s)
Restricted stock units outstanding, January 1, 2009	14	$12.87
Granted	35	9.03
Vested(1)	(11)	11.33
Forfeited	(1)	12.60

Restricted stock units outstanding, September 30, 2009	37	$9.67	1.54	$364

Vested and expected to vest, September 30, 2009	35	$9.65	1.62	$352

(1)	Includes approximately 8,000 restricted stock units that have vested but for which the underlying common shares are not settled or issued.
     As of September 30, 2009, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units granted to CPEX employees was approximately $279,000 and is expected to be recognized over a weighted average period of approximately 1.62 years.
     Share-based compensation expense relative to grants of stock options and restricted stock units for the three months ended September 30, 2009 and 2008 totaled approximately $490,000 and $1.7 million, respectively. Share-based compensation expense recorded for the nine months ended September 30, 2009 and 2008 totaled approximately $1.4 million and $2.6 million, respectively. The expenses were recorded in the Condensed Consolidated and Combined Statements of Operations as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
General and administrative expenses	$373	$1,258	$1,036	$1,718
Research and development expenses	117	396	326	843

	$490	$1,654	$1,362	$2,561

     No related compensation expense was capitalized as the cost of an asset and there was no impact on net cash provided by operating activities or net cash used in financing activities as a result of these share-based transactions.
     The Company sponsors a 401(k) Plan for eligible employees (the “401k Plan”) and matches eligible contributions with shares of the Company’s common stock. In July 2008, the Company’s Board of Directors authorized and reserved 50,000 shares of common stock for the Company’s contribution to the 401(k) Plan. As of September 30, 2009 approximately 29,000 of these shares were available for contribution to the 401k Plan.
     Share-based compensation expense includes matching contributions to the 401(k) Plan by the Company. Share-based compensation expense for periods prior to the Separation Date includes expense attributable to CPEX employees from Bentley’s 401(k) matching contributions and the related allocated share-based compensation of executive officers. For the three and nine months ended September 30, 2009 and 2008 the related expenses were recorded in the Condensed Consolidated and Combined Statements of Operations as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
General and administrative expenses	$17	$20	$67	$91
Research and development expenses	33	13	84	92

	$50	$33	$151	$183

Recently issued accounting pronouncements
     In September 2009, the Emerging Issues Task Force (“EITF”) issued its final consensus for ASU 2009-13 (Prior authoritative literature: EITF 08-1 Revenue Arrangements with Multiple Deliverables), which will supersede the guidance in ASC 605-25 (prior authoritative literature: EITF 00-21, Revenue Arrangements with Multiple Deliverables). ASU 2009-13 retains the criteria from ASC 605-5 for when delivered items in a multiple-deliverable arrangement should be considered separate units of accounting, but removes the previous separation criterion under ASC 605-25 that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. ASU 2009-13 introduces a selling price hierarchy for multiple deliverable arrangements and allows for management selling price estimates in cases where no vendor specific objective evidence or third party evidence is available. Additionally, this guidance eliminates the residual method of allocation. ASU 2009-13 will be applicable to the Company on January 1, 2011. The Company has not yet evaluated the impact, if any, that ASU 2009-13 will have on its financial statements.
     In June 2009, the FASB issued ASC Topic 810 (Prior authoritative literature: SFAS No. 167 Amendments to FASB Interpretation No. 46(R)),which improves financial reporting by enterprises involved with variable interest entities. ASC 810 addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. ASC 810 will be applicable to the Company on January 1, 2010. Earlier adoption is prohibited. The Company has not yet evaluated the impact, if any, that ASC 810 will have on its financial statements.
     In June 2009, the FASB issued the following new accounting standard which has not yet been integrated into the Codification, SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS No. 166”). Accordingly SFAS No. 166 will remain authoritative until integrated. SFAS No. 166 prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS No. 166 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS No. 140, by removing the concept of a qualifying special-purpose entity from SFAS No. 140 and removes the exception from applying FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised), or FIN 46(R), to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS No. 140. SFAS No. 166 is effective for transfer of financial assets occurring on or after January 1, 2010. The Company has not determined the effect the adoption of SFAS 166 will have on its consolidated financial statements, but the effect will be limited to future transactions.
     Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued ASC Topic 105 (Prior authoritative literature: SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). ASC Topic 105 identifies the FASB Accounting Standards Codification as the authoritative source of U.S. GAAP. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. ASC Topic 105 became effective for financial statements issued for interim reporting periods ending after September 15, 2009. Therefore, beginning with this Form 10-Q, all references made to U.S. GAAP in the notes to the Company’s consolidated financial statements now use the new ASC numbering system. The ASC does not change or alter existing U.S. GAAP and, therefore, it does not have an impact on the Company’s financial position, results of operations or cash flows.
     In May 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC Topic 855 (Prior authoritative literature: SFAS No. 165, Subsequent Events). ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855-10-25 requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For unrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, ASC 855-10-50 requires an entity to disclose the date through which subsequent events have been evaluated. ASC 855 is effective for the interim or annual financial periods ending after June 15, 2009, and is required to be applied prospectively. This guidance does not impact the Company’s current consolidated and combined financial statements. The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on November 12, 2009, and we are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the company’s consolidated and combined financial statements.
     In February 2008, the FASB issued ASC 820-10-65-1 (Prior authoritative literature: FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157”), which delays the effective date of ASC Topic 820 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a reoccurring basis. The provisions of ASC 820 became effective for fiscal years beginning after November 15, 2008. The adoption of this staff position did not have a material impact on the Company’s consolidated and combined financial statements.
     In April 2009, the FASB issued ASC 820-10-65-4 (Prior authoritative literature: FASB Staff Position SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). ASC 820-10-65-4 amends ASC 820-35-15A to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. ASC 820-10-65-4 is effective for interim reporting periods ending after June 15, 2009. The adoption of this staff position did not have a material impact on the Company’s consolidated and combined financial statements.
     In December 2007, the FASB issued ASC Topic 805 (Prior authoritative literature: SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). ASC 805-20-25-2 and 25-3 establish principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. ASC Topic 805 also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. The Company adopted this topic as of January 1, 2009 and determined that the adoption did not have a material impact on its consolidated and combined financial statements.
     In December 2007, the FASB ratified the consensus reached by the EITF on ASC Topic 808 (Prior authoritative literature: Issue No. 07-1, Accounting for Collaborative Agreements”). ASC 808-10-20 provides the definition of a collaborative agreement and ASC 808-10-15 provides guidelines to assist an entity in determining whether or not it is a party in a collaborative agreement. ASC 808-10-45 states that costs incurred and revenues generated from transactions with third parties shall be reported in accordance with ASC 605-45 (Prior authoritative literature: EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent). ASC 808-10-50 also provides minimum disclosure requirements for an entity’s collaboration agreements and transition guidance. The Company adopted ASC Topic 808 as of January 1, 2009 and determined that the adoption did not have a material impact on its consolidated and combined financial statements.
     In April 2008, the FASB issued ASC Topic 350 (Prior authoritative literature: FASB Staff Position (“FSP”) 142-3, Determination of the Useful Life of Intangible Assets). ASC 350-30-35 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Topic ASC 350. The Company adopted ASC 350-30-35 as of January 1, 2009 and determined that the adoption did not have a material impact on its consolidated and combined financial statements.
     In June 2008, the FASB issued ASC Topic 260 (Prior authoritative literature: EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities). ASC 260-10-45 clarified that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. The Company adopted ASC Topic 260 as of January 1, 2009 and determined that the adoption did not have a material impact on its consolidated and combined financial statements.
     In April 2009, the FASB issued ASC Topic 825 (Prior authoritative literature: FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, amended Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting), to require disclosures about the fair value of financial instruments in interim as well as in annual financial statements. The adoption of this standard has resulted in the disclosure of the fair values attributable to our debt instruments within our interim report. Since ASC 825 addresses disclosure requirements, the adoption of ASC 825 did not impact our financial position or results of operations.

Commitments, contingencies and concentrations
     The Company is obligated to pay certain royalty payments upon commercialization of products using its CPE-215 technology acquired in 1999 and its intellectual property acquired in 2003. The royalties are primarily calculated based upon net sales of certain products generated by the intellectual properties. As of September 30, 2009, no royalties are due under the agreements.
Legal Proceedings
     In October 2008, the Company and Auxilium Pharmaceuticals announced that they had received a notice from Upsher-Smith Laboratories, Inc. (Upsher-Smith”) advising of the filing by Upsher-Smith Laboratories of an Abbreviated New Drug Application (ANDA) containing a Paragraph IV certification under 21 U.S.C. Section 355(j) for testosterone gel. This Paragraph IV certification notice refers to CPEX’s U.S. Patent No. 7,320,968 (“the ‘968 Patent”), which covers Testim®, 1% testosterone gel. The Paragraph IV certification notice also states that Upsher-Smith believes that the product for which it is seeking approval does not infringe the ‘968 Patent. The ‘968 Patent is listed in Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), published by the U.S. Food and Drug Administration (“FDA”), and will expire in January 2025.
     In December 2008, the Company and Auxilium filed a lawsuit against Upsher-Smith for infringement of the ‘968 Patent. The lawsuit was filed in the United States District Court for the District of Delaware and is currently ongoing.
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
Agreement for a Potential Joint Venture
     As previously stated, on March 17, 2009, the Company signed an agreement with Heights Partners (“Heights”) to evaluate the desirability for the Company and Heights to enter into a joint venture arrangement for the development of specified product candidates of Heights. Under the agreement, the parties evaluated several product candidates and on October 15, 2009, the Company advised Heights that it had selected two products for the collaboration. Under the terms of the agreement, the parties must execute a joint venture or other contractual arrangement within 90 days, or by January 13, 2010, to conduct such collaboration. Under the agreement the Company paid $300,000 as an advance against its initial contribution to the potential joint venture. This advance was evidenced by a promissory note payable by Heights to CPEX and secured by a first priority security interest in Height’s intellectual property, including, without limitation, patents, patent applications and know-how, covering any of the specified product development projects, all licenses and other agreements with respect to the foregoing and all proceeds the third party may receive from the sale or license of the intellectual property or products. Under the terms of the agreement as amended, the promissory note, together with interest, was due in October 2009. Upon execution of a joint venture or other contractual arrangement, Heights shall contribute the amounts payable under the note to the joint venture as the Company’s initial investment. If the parties are unable to execute a joint venture agreement by January 13, 2010, all amounts advanced by the Company will become payable by Heights to the Company and the joint venture will not be formed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with all financial and non-financial information appearing elsewhere in this report and with our consolidated and combined financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on March 25, 2009, referred to as the 2008 Form 10-K. Except for the historical information contained herein, the foregoing discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected in the forward-looking statements discussed herein due to competitive factors and other risks discussed in the 2008 Form 10-K under Item 1A “Risk Factors”.
Overview
     We are an emerging specialty pharmaceutical company in the business of research, development, licensing and commercialization of pharmaceutical products utilizing our validated drug delivery platform technology. We have U.S. and international patents and other proprietary rights to technology that facilitates the absorption of drugs. Our platform drug delivery technology enhances permeation and absorption of pharmaceutical molecules across the skin, nasal mucosa and eye through development of proprietary formulations with molecules such as CPE-215®. Our first product is Testim®, a gel for testosterone replacement therapy, which is a formulation of our technology with testosterone. Testim is licensed to Auxilium Pharmaceuticals which is currently marketing it in the United States, Europe and other countries. Our second product, Nasulintm, currently in Phase 2 clinical trials, is a proprietary intranasal spray formulation of insulin with our permeation enhancement technology. In addition, Serenity Pharmaceuticals, Inc., our licensing and development partner, has commenced enrollment in a Phase 3 clinical trial for an undisclosed urology drug delivered using CPEX’s intranasal technology.
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
Separation from Bentley
     On June 12, 2008, the Board of Directors of Bentley Pharmaceuticals approved the spin-off of its drug delivery business into CPEX. Shares of CPEX were distributed to Bentley stockholders after the close of business on June 30, 2008 by means of a stock dividend, which we refer to as the Separation. Each Bentley stockholder of record on June 20, 2008 received one CPEX share for every ten shares of Bentley common stock it owned. Bentley retained no ownership interest in CPEX subsequent to the Separation.
     We have incurred legal, tax and other strategic consulting costs specifically associated with the Separation. These costs, which are reported as Separation costs within operating expenses in the Condensed Consolidated and Combined Statements of Operations, totaled $2.5 million for the nine months ended September 30, 2008. No separation costs have been incurred by CPEX subsequent to the Separation.
Nasulin Clinical Program
The following is a list of studies for which data analysis was recently completed:
•	BNT INS-US-0100-PK006: A Randomized, Single Site, Single Blind 6-Way Crossover Study of Intranasal Insulin and Humalog in Patients with Type 2 Diabetes Mellitus to Determine Optimum Dose Timing. We completed this Phase 1 study in subjects with Type 2 diabetes over a period of 6 months in the U.S. A total of 13 patients participated in this study. Final data demonstrated that the preferred timing of intranasal insulin administration with Nasulin is at the start or immediately following a meal.

•	BNT INS-US-0100-PK008: A Single Site, 3 Cohort Study to Determine the Optimal Methodology of Nasulin (BNT-INS-0100) in Normal Non-Smoking Subjects. We completed this Phase 1 study in healthy volunteers over a period of 1 month in the U.S. A total of 24 healthy volunteers participated in this study. Final data demonstrated that when dosing two sprays of

Nasulin, delivering the second administration in the same nostril results in higher systemic exposure than delivery in the other nostril. The data also demonstrated that intrasubject variability is comparable to injectable insulins.
     Ongoing Clinical Trials
•	NasulinTM-US-0100-CPEX011: We are currently conducting a Phase 2a clinical trial of Nasulin, our intranasal insulin candidate, in patients with Type 2 diabetes. This study is designed to randomize 90 patients who are currently being treated with basal, or long-acting, insulin and oral anti-diabetes agents. This study is designed to assess the efficacy and safety of Nasulin versus a placebo over a 6-week treatment period and is being conducted at multiple centers in the U.S. Recently, we made amendments to the study protocol which have resulted in an increased enrollment rate. In October 2009, the Company determined that it had screened enough patients to randomize the target of 90 patients and as a result stopped enrolling new patients. As of November 9, 2009, we have randomized 72 patients in the study and we expect to complete randomization in late-November 2009. Although we previously announced plans to initiate sites in the Ukraine, due to the increase in the enrollment rate in the U.S., such additional sites were not initiated. We expect to complete this study early next year under our current operating plan.

•	CPEX INS-US-0100-PK012: Earlier this year we initiated and completed enrollment in this single-site Phase 1 study, in 24 healthy volunteers, to determine the pharmacokinetic parameters of various formulation strengths of Nasulin. The results were presented as a poster at the 2009 Annual Diabetes Technology Meeting and demonstrated that as the dose of Nasulin increased, the maximum concentrations of insulin in the blood (Cmax) and overall exposure to insulin over time (AUC) increased proportionally. This finding supports the use of six reliable doses for future clinical studies and will enable dose titration according to individual patient postprandial glucose reductions and risk of hypoglycemia.
     Planned Clinical Trials
     Following the completion of the ongoing Phase 2a study described above, we expect to initiate a Phase 2b study to assess the safety and efficacy of Nasulin in patients with Type 2 diabetes. We expect to design this trial to randomize 220 patients, we will measure the patients’ change in HbA1c, or average glucose control over the previous three to four months, after initiating Nasulin into their treatment regimen. This trial is expected to be completed in the second half of 2011. Upon completion of this trial we expect to request an end of Phase 2 meeting with the U.S. Food and Drug Administration.
Other Clinical Developments
     Following the completion of an End-of-Phase-2 meeting earlier this year, Serenity Pharmaceuticals, our licensing and development partner, recently began recruiting patients in multiple Phase 3 clinical trials with their undisclosed urology drug delivered using CPEX’s intranasal technology for the treatment of nocturia. These randomized, double blind, placebo controlled studies are being conducted at multiple sites in the United States.
RESULTS OF OPERATIONS:
     The following is a discussion of the results of our operations for the three and nine months ended September 30, 2009 and 2008. Included in the financial disclosures for the three and nine months ended September 30, 2008 are direct costs associated with our business and certain allocated costs from Bentley related to executive compensation, public company costs and other administrative costs. As these costs only represent an allocation of the costs incurred by Bentley before the Separation, they are not necessarily indicative of the costs that would have been incurred if we were an independent public company during the periods presented.

For the three months ended September 30, 2009 and 2008:

	Three Months Ended
	September 30,		Increase (Decrease)
(unaudited, in thousands)	2009	2008	$	%
Royalties and other revenue	$4,951	$3,945	$1,006	26%

Operating expenses:
General and administrative	2,340	2,574	(234)	(9)%
Research and development	3,332	2,249	1,083	48%
Depreciation and amortization	175	171	4	2%

Total operating expenses:	5,847	4,994	853	17%

Loss from operations	(896)	(1,049)	153	15%

Other, net	24	43	(19)	(44)%

Net loss	$(872)	$(1,006)	$134	13%

     Royalties and other revenues increased 26% to $5.0 million for the three months ended September 30, 2009, from $3.9 million for the three months ended September 30, 2008, primarily due to increased royalties earned on sales of Testim. This growth is due to continued increases in prescriptions for Testim and to its increased market share of the testosterone replacement gel market. It has been reported that prescriptions for Testim increased 17% during the third quarter of 2009 compared to the same period in 2008. Our royalty income is subject to several risks, including potential competition from generic products. See Liquidity and Capital Resources — Liquidity Risk for further discussion.
     General and administrative expenses decreased 9% to $2.3 million for the three months ended September 30, 2009, from $2.6 million for the three months ended September 30, 2008, largely due to a decrease in share-based compensation expense. General and administrative expense for the three months ended September 30, 2008 includes an $838,000 non-cash charge resulting from the modification of equity awards associated with the Separation. Employee-related expenses and professional fees also decreased during the three months ended September 30, 2009 compared to the same period last year. Partially offsetting these decreases was an increase in legal costs primarily due to our patent infringement suit against Upsher-Smith Laboratories described in Commitments, contingencies and concentrations in the accompanying Notes to the Unaudited Condensed Consolidated and Combined Financial Statements.
     Research and development expenses increased 48% to $3.3 million for the three months ended September 30, 2009, from $2.2 million for the three months ended September 30, 2008, primarily due to increased clinical trial expenses related to the ongoing Nasulin clinical trials. This increase was partially offset by decreased share-based compensation expense. Research and development expense for the three months ended September 30, 2008 includes a $232,000 non-cash charge resulting from the modification of equity awards associated with the Separation. Although cost estimates and timing of our trials are subject to change and fluctuation from quarter to quarter, we expect research and development expenses for 2009 to range between $13.0 million and $15.0 million.
     For the nine months ended September 30, 2009 and 2008:

	Nine Months Ended
	September 30,		Increase (Decrease)
(unaudited, in thousands)	2009	2008	$	%
Royalties and other revenue	$13,435	$11,343	$2,092	18%

Operating expenses:
General and administrative	6,276	5,023	1,253	25%
Research and development	9,324	6,778	2,546	38%
Separation costs	—	2,502	(2,502)	(100)%
Depreciation and amortization	505	514	(9)	(2)%

Total operating expenses:	16,105	14,817	1,288	9%

Loss from operations	(2,670)	(3,474)	804	23%

Other, net	126	266	(140)	(53)%

Net loss	$(2,544)	$(3,208)	$664	21%

     Royalties and other revenues increased 18% to $13.4 million for the nine months ended September 30, 2009, from $11.3 million for the nine months ended September 30, 2008, primarily due to increased royalties earned on sales of Testim. This growth is due to continued increases in prescriptions for Testim and to its increased market share of the testosterone replacement gel market. Royalty income is subject to several risks, including potential competition from generic products. See Liquidity and Capital Resources — Liquidity Risk for further discussion. Royalties and other revenue for the nine months ended September 30, 2008 includes $444,000 related to a development license agreement with Serenity Pharmaceuticals, Inc. for which there is no comparable revenue in 2009.
     General and administrative expenses increased 25% to $6.3 million for the nine months ended September 30, 2009, from $5.0 million for the nine months ended September 30, 2008, primarily due to patent infringement and general legal costs, which increased $1.9 million. The legal costs relate to our patent infringement suit against Upsher-Smith Laboratories described in Commitments, contingencies and concentrations in the accompanying Notes to the Unaudited Condensed Consolidated and Combined Financial Statements. This increase was partially offset by a $678,000 reduction in share-based compensation expense due to the non-cash charge, in 2008, resulting from the modification of equity awards associated with the Separation.
     Research and development expenses increased 38% to $9.3 million for the nine months ended September 30, 2009, from $6.8 million for the nine months ended September 30, 2008. Clinical trial expenses increased $3.4 million, primarily due to the ongoing Phase 1 and 2 Nasulin clinical trials, partially offset by a decrease of $740,000 in employee-related expenses, including a $455,000 reduction in share-based compensation expense related to the Separation.
     Operating expenses for the nine months ended September 30, 2008 include $2.5 million in separation costs.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES:
Overview

	September 30,	December 31,
(unaudited, in thousands)	2009	2008
Summary Financial Position
Cash and cash equivalents	$13,752	$15,211
Accounts receivable	5,033	4,445
Total assets	26,060	26,473
Accounts payable and accrued expenses	2,951	2,630
Working capital	16,844	17,609
Total stockholders’ equity	23,109	23,843

	For the Nine Months Ended
	September 30,
	2009	2008
Summary of Sources of (Uses of) Cash:
Operating activities	$(627)	$(1,966)
Investing activities	(836)	(129)
Purchases of fixed assets	(321)	(129)
Additions to intangible assets	(215)	—
Financing activities	4	(6,512)
FINANCIAL CONDITION
Sources and Uses of Cash
Operating Activities
     Net cash used in operating activities was $627,000 for the nine months ended September 30, 2009 primarily resulting from the net loss of $2.5 million, an increase in accounts receivable of $588,000 and an increase in prepaid expenses and other current assets of $127,000, which were partially offset by non-cash stock-based compensation of $1.4 million, increases in accounts payable and accrued expenses of $614,000 and depreciation and amortization of $505,000. This compared to $2.0 million used in the nine months ended September 30, 2008 resulting from the net loss of $3.2 million, a reduction in accounts payable and accrued expenses of $1.4 million, and an increase in receivables of $934,000, which were partially offset by non-cash stock-based compensation of $2.6 million and depreciation and amortization of $514,000.
Investing Activities
     Our investing activities have included capital expenditures necessary to expand our manufacturing capacity and laboratory facilities, purchase laboratory equipment and upgrade office equipment. In addition, investing activities include outlays related to patent registration costs and costs to acquire intellectual property rights. Cash used in investing activities in 2009 also includes a $300,000 note receivable, which is described under Commitments, contingencies and concentrations in the accompanying Notes to the

Condensed Consolidated and Combined Financial Statements. Net cash used for additions to fixed assets and intellectual property totaled $536,000 and $129,000 in the nine months ended September 30, 2009 and 2008, respectively. We expect to invest an additional $200,000 in capital expenditures in 2009, primarily for research and development equipment.
Financing Activities
     Financing activities for the nine months ended September 30, 2009 include proceeds from an exercise of stock options. Financing activities for the nine months ended September 30, 2008 include the net change in Bentley’s net investment in CPEX, which included the net loss and changes in net assets of CPEX.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
     We had approximately $13.8 million in cash at September 30, 2009. We believe this source of cash and our ongoing revenue stream will be sufficient to fund our operations and our cash requirements for at least the next twelve months. Although cost estimates and timing of our trials are subject to change, we expect research and development expenses for 2009 to range between $13.0 million and $15.0 million. There can be no assurance that changes in our research and development plans or other events affecting our revenues or operating expenses will not result in the earlier depletion of our funds. However, we will continue to explore alternative sources for financing our business activities. In appropriate situations, which will be strategically determined, we may seek funding from other sources, including, but not limited to, sales of our equity or debt securities or contribution by others to joint ventures and other collaborative or licensing arrangements with us for the development, testing, manufacturing and marketing of Nasulin and other products currently under development.
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
     Additionally, our future is highly dependent on the development and commercial success of our lead product candidate, Nasulin. Delays or unfavorable results in our Nasulin clinical program would require additional cash resources, which may not be readily available.
Critical Accounting Policies and Estimates
     Our significant accounting policies are more fully described in Note 2 to our consolidated and combined financial statements in our 2008 Form 10-K. Some of our accounting policies are particularly important to the portrayal of our financial position, results of operations and cash flows and require the application of significant judgment by our management; as a result, they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of any estimates. Those estimates are based on our historical experience, terms of existing contracts, our observation of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. We have reviewed our critical accounting policies and estimates discussed in our 2008 Form 10-K and have determined that those policies remain our most critical accounting policies for the quarter ended September 30, 2009. We did not make any changes to those policies during the quarter ended September 30, 2009.
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

CPEX PHARMACEUTICALS, INC. Registrant
November 12, 2009	By:	/s/ Robert P. Hebert
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