Form 10-K
period 2009-12-31
CPEX Pharmaceuticals, Inc.
filed 2010-03-29
CIK 1418919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 1-33895
CPEX Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	No. 26-1172076
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Holland Way Exeter, New Hampshire (Address of principal executive offices)	03833 (Zip Code)

Registrant’s telephone number, including area code:
(603) 658-6100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, $0.01 par value	The NASDAQ Stock Market LLC (NASDAQ Capital Market)

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐     NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐     NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).  YES ☐     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Title of Class	Aggregate Market Value	As of Close of Business on

Common Stock, $0.01 par value	$20,279,080	June 30, 2009

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding	As of Close of Business on

Common Stock, $0.01 par value	2,540,728	March 24, 2010

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2009 — Incorporated by Reference into Part III of this Annual Report on Form 10-K

Part I

Item 1.	Business

Overview

We are an emerging specialty pharmaceutical company in the business of research and development of pharmaceutical products utilizing our validated drug delivery platform technology. We have U.S. and international patents and other proprietary rights to technology that facilitates the absorption of drugs. Our platform drug delivery technology enhances permeation and absorption of pharmaceutical molecules across the skin, nasal mucosa and eye through development of proprietary formulations with molecules such as CPE-215. Our first product is Testim®, a gel for testosterone replacement therapy, which is a formulation of our technology with testosterone. Testim is licensed to Auxilium Pharmaceuticals, Inc. (“Auxilium”) which is currently marketing it in the United States, Europe and other countries. We have an additional licensed application and are in discussions with other pharmaceutical and biotechnology companies to form additional strategic alliances to facilitate the development and commercialization of other products using our drug delivery technology.

To date, our research and development programs for our drug delivery technology have been focused on the development of Nasulin, an intranasal formulation of insulin being developed to treat hyperglycemia in patients suffering from Type 1 and Type 2 diabetes. Our Nasulin development program includes 15 completed clinical trials in approximately 390 subjects. Eight of the studies were conducted in healthy volunteers, four in patients with Type 1 diabetes and three in patients with Type 2 diabetes. Of the 15 studies, 14 were Phase 1 trials and one was a Phase 2 trial. In 2009 we initiated and completed a Phase 1 Nasulin pharmacokinetic study designed to demonstrate dose proportionality of a second concentration strength. Also in 2009, we initiated and completed enrollment in a proof of concept Phase 2a study, designed to assess the glucose control of Nasulin versus placebo using continuous glucose monitoring in subjects with Type 2 diabetes. The primary objective of this study was to demonstrate that subjects receiving Nasulin would achieve a larger increase from baseline in the mean proportion of time spent with normal glucose levels (known as euglycemia) than those receiving placebo, as assessed by continuous glucose monitoring. In March 2010 the Company reported that preliminary results of this study showed that although subjects in the placebo group spent less time in euglycemia at the end of the study compared to subjects in the Nasulin group, the difference between the two groups was not statistically significant (p-value = 0.2). The secondary efficacy measurements of change from baseline in average glucose as measured by continuous glucose monitoring and the change from baseline in serum fructosamine were consistent with the primary endpoint analysis. We intend to conduct additional analyses on the data from the Phase 2a study and together with all other Nasulin data will determine the appropriate next steps for the Nasulin program. In the interim we have not commenced our planned Phase 2b trial or other Nasulin development initiatives.

In addition to our Nasulin program, Serenity Pharmaceuticals, Inc., our licensing and development partner, is recruiting patients in multiple Phase 3 clinical trials for an undisclosed urology drug delivered using CPEX’s intranasal technology for the treatment of nocturia. These randomized, double blind, placebo controlled studies are being conducted at multiple sites in the United States.

We expect to incur increased costs from product pipeline development and testing efforts. Additional studies will be required should we continue to advance the Nasulin clinical program. Clinical and preclinical studies are subject to numerous risks and uncertainties. Many factors can delay or result in termination of future clinical studies. For example, patient enrollment delays or unexpected results from clinical studies could cause us to adjust our current clinical plans. See “Risk Factors” section, page 20.

We believe, based upon our experience with Testim and Nasulin, that our technology has the ability to significantly enhance the permeation of a wide range of therapeutic molecules. To expand the development and commercialization of products using our technology, we are pursuing strategic alliances with partners including large pharmaceutical, specialty pharmaceutical and biotechnology companies. The alliance opportunities may include co-development of products, in-licensing of therapeutic molecules, out-licensing of delivery technology or partnering late-stage candidates for commercialization.

We were incorporated in the State of Delaware in 2007, and our principal executive offices are located in Exeter, New Hampshire.

Separation from Bentley Pharmaceuticals, Inc.

Our business was initially the drug delivery business of Bentley Pharmaceuticals, Inc. We were spun off in June 2008 in connection with the sale of Bentley’s remaining business. Shares of our stock were distributed to Bentley stockholders after the close of business on June 30, 2008 (the “Separation Date”) by means of a stock dividend, which was taxable to Bentley and Bentley’s stockholders (the “Separation”). Each Bentley stockholder of record on June 20, 2008, the record date, received on the Separation Date one CPEX share for every ten shares of Bentley common stock. Bentley has no ownership interest in CPEX subsequent to the Separation.

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

Our financial statements for the twelve months ended December 31, 2009 and the balance sheet as of December 31, 2008 represent stand-alone financial information for our Company. The statements of operations, statements of changes in stockholders’ equity and statements of cash flows for the year ended December 31, 2008, which includes financial information for the six months before the Separation Date, and all of 2007 reflect the historical financial position, results of operations and cash flows of the business transferred to us from Bentley as part of the separation and distribution. Our financial statements have been prepared and are presented as if we had been operating as a separate entity using the historical cost basis of the assets and liabilities of Bentley and including the historical operations of the business transferred to us from Bentley as part of the separation. Prior to the Separation Date, we were fully integrated with Bentley and the accompanying financial statements reflect the application of certain estimates and allocations. Our statements of operations include all revenues and costs that are directly attributable to the business of CPEX. In addition, certain expenses of Bentley have been allocated to us using various assumptions that, in the opinion of management, are reasonable. These expenses include an allocated share of executive compensation, public company costs and other administrative costs. The allocated costs totaled $4.4 million and $4.2 million for the years ended December 31, 2008 and 2007, respectively. These amounts may differ from the costs associated with operating as an independent public company. Therefore, the results for the twelve months ended December 31, 2008 and 2007 are not indicative of the results that might have occurred if we had operated as an independent public company during those periods. There have been no allocations of expenses of Bentley charged to CPEX since the Separation Date.

Industry Overview

Specialty Pharmaceutical Companies Addressing Limitations of Current Therapies

Our goal is to become a leading specialty pharmaceutical company by creating a diverse and renewable pipeline of therapeutic compounds that address a wide variety of unmet medical needs. Specialty pharmaceutical companies like ours develop products to address the limitations of current therapies in selected established markets (endocrinology, urology, dermatology, neurology, etc.). These specialty markets can usually be addressed by smaller sales forces, but have the same market potential. Our pipeline products are designed to enhance safety, efficacy, ease-of-use and patient compliance. Our pipeline products also provide novel opportunities for pharmaceutical and biotechnology companies to partner with us to develop new and innovative products and extend their therapeutic franchises.

According to data obtained from Evaluate Pharma, the global specialty pharmaceutical market reached an overall value of approximately $85 billion in 2008 (an increase of 12.7% from 2007) and is projected to continue to grow for the foreseeable future.

Developing safer and more efficacious methods of delivering existing drugs is generally subject to less risk than attempting to discover new drugs, because of lower development costs. On average, it takes 10 to

15 years for an experimental new drug to progress from the laboratory to commercialization in the U.S., with an average cost of approximately $800 million to $900 million. Typically, only one in 5,000 compounds entering preclinical testing advances into human testing and only one in five compounds tested in humans is approved for commercialization. By contrast, we typically consider drugs for our pipeline that already have been approved and are commercially available, have a track record of safety and efficacy and have established markets for which there is an unmet medical need. In addition, we may be able to pursue an accelerated 505(b)(2) path to the market for some of our pipeline products that may translate into less time spent in the clinic and less money spent on clinical development. The 505(b)(2) development path in turn translates into a faster time to market launch and more overall patent life for the marketed drug.

The vast majority of the drugs currently on the market are administered orally or by injection. Oral drug delivery methods, while simple to use, typically subject drugs to degradation initially by the stomach and secondarily to first-pass metabolism in the liver before reaching the bloodstream. In order to achieve efficacy, higher drug dosages are often used, which can increase the risk of side effects.

Injectable pharmaceuticals, while avoiding first-pass metabolism in the liver, possess several disadvantages, which can lead to decreased patient acceptance and compliance with prescribed therapy. Injectable drugs are more painful for the patient and often require medical personnel to administer. In addition, injectable drugs are typically also more expensive due to the added cost associated with their manufacturing under sterile conditions and added costs for their administration, including medical personnel, syringes, needles and other supplies. A decline in patient acceptance and compliance due to any of these reasons can delay the initiation of treatment and increase the risk of medical complications and could lead to higher healthcare costs.

Alternative Drug Delivery Technologies

Pharmaceutical and biotechnology companies recognize the benefits of alternative delivery technologies as a way of gaining a competitive advantage. It has been reported that while pharmaceutical sales in the U.S. have risen steadily over the last several years to more than $720 billion in 2008, sales growth is expected to slow over the next several years due to an extraordinary number of patent expirations and to the poor global economy. At the same time, it is estimated that the global drug delivery market has tripled in value since 2000 to approximately $78 billion (Espicom Healthcare Intelligence, 2009). The growth in the drug delivery market has been driven by the recognition of pharmaceutical and biotechnology companies that provide alternative delivery technologies that avoid first-pass liver metabolism, that are less invasive than injectable options and that enable product line and patent position extension provide an attractive combination of advantages to companies and patients. Further, these pharmaceutical and biotechnology companies often benefit from specialty pharmaceutical companies that apply their technologies to off-patent products, formulating their own proprietary products, which are then typically commercialized by larger pharmaceutical companies capable of promoting the products.

Permeation Enhancement Technology — The Path to Improved Drug Benefits

Permeation enhancement with CPE-215 is the drug delivery technology of CPEX. It has been proven to enhance the absorption of drugs through the nasal mucosa, skin and eye. It can be adapted to products formulated as creams, ointments, gels, solutions, sprays or patches. CPE-215 also has maintained a record of safety as a direct and indirect food additive and fragrance, and is listed on the U.S. Food and Drug Agency’s inactive ingredient list for approved use in drug applications.

We believe that potential key benefits of the patented drug delivery formulation technology of CPEX using CPE-215 may include the following therapeutic and commercial opportunities and advantages:

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

Licensed Products

Testim, Licensed Topical Testosterone Gel

We earn royalty revenues on sales of Testim, a testosterone gel that incorporates our CPE-215 drug delivery technology. The product is licensed to Auxilium and was launched in the U.S. in early 2003 as a testosterone replacement therapy. Testim has been approved for marketing in Canada and 15 countries in Europe. Royalties received from Testim sales were $18.6 million, $15.1 million and $11.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. Auxilium uses its sales force to market Testim in the U.S. and has partnered with Paladin Labs Inc. to market the drug in Canada and with Ferring International S.A. to market the drug in Europe.

The testosterone replacement market has expanded as more baby-boomers enter middle age and more attention is focused on male hormonal deficiency and the benefits of replacement therapy. Hypogonadism, a condition in men where insufficient amounts of testosterone are produced, is thought to affect one out of every five men in the U.S. and Europe aged over 50. Symptoms associated with low testosterone levels in men include depression, decreased libido, erectile dysfunction, muscular atrophy, loss of energy, mood alterations, increased body fat and reduced bone density. This condition is currently significantly under-treated. Growing patient awareness together with education continue to spur demand for testosterone replacement therapy.

Currently marketed testosterone replacement therapies deliver hormones through injections, transdermal patches or gels. Gels provide commercially attractive and efficacious alternatives to the other current methods of delivery by providing a more steady state of absorption rather than the bolus surge of injections or the irritation caused by patches resulting in a less desirable dosage regimen.

In October 2008, we and Auxilium received notice that Upsher-Smith Laboratories filed an Abbreviated New Drug Application, or ANDA, containing a paragraph IV certification in which it certified that it believes that its testosterone gel product does not infringe our patent covering Testim, U.S. Patent No. 7,320,968 (“the ‘968 Patent”). The ‘968 Patent covers a method for maintaining effective blood serum testosterone levels for treating a hypogonadal male using Testim and will expire in January 2025. The ‘968 patent is listed in Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), published by the U.S. Food and Drug Administration. The paragraph IV certification sets forth allegations that the ‘968 Patent will not be infringed by Upsher-Smith’s manufacture, use or sale of the product for which the ANDA was submitted. On December 4, 2008, we and Auxilium filed a lawsuit in the United States District Court for the District of Delaware against Upsher-Smith under the Hatch Waxman Act for infringement of our patent. In June 2009, Upsher-Smith amended its answer to the complaint to include a defense and counterclaim of invalidity of the ‘968 Patent, which we and Auxilium deny. We and Auxilium filed a reply to the counterclaim in July 2009 denying the invalidity of the ‘968 Patent. A patent issued by the Patent and Trademark Office, such as the ‘968 Patent, is presumed valid. As described more fully under Item 3 — “Legal Proceedings” in this report, any U.S. Food and Drug Agency (FDA) approval of Upsher-Smith’s proposed generic product will be stayed until the earlier of 30 months beginning on the date of receipt of the paragraph IV certification (April 2011) or an adverse decision in our patent infringement lawsuit.

The primary competition for Testim is AndroGel®, marketed by Solvay Pharmaceuticals, Inc., and its potential generic competitors.

•	Watson Pharmaceuticals Inc. and Par Pharmaceuticals Inc. have filed ANDAs against AndroGel but the timing of the entry of these generics is not expected until 2015.

•	Perrigo Israel Pharmaceuticals, Ltd. has filed an ANDA against AndroGel but the timing of the entry of this generic is uncertain at this time.

There are several other compounds in various stages of clinical development which may compete with Testim.

•	Endo Pharmaceuticals, Inc. signed an agreement with U.K. based ProStrakan Group plc for exclusive U.S. rights to commercialize FORTESTAtm, a 2% testosterone gel. Endo filed a New Drug Application (“NDA”) for FORTESTAtm in 2009 and has received a Complete Response Letter from the FDA. Endo has announced that it expects to respond to the FDA’s questions in mid-2010. FORTESTAtm is approved in Europe and is sold by ProStrakan under the brand names Tostrantm, Tostrextm and Itnogentm.

•	Bayer Schering Pharma discovered and developed NEBIDOtm a novel, long-acting injectable testosterone product sold in Europe. Bayer has licensed U.S. rights for this product to Endo, which filed an NDA with the FDA in 2009 using the brand name AVEEDtm. Endo has received and is evaluating a Complete Response Letter from the FDA regarding AVEED. The timing of the entry of FORTESTAtm and AVEEDtm in the U.S. market is unknown.

•	Acrux Limited, an Australian company, has developed AXIRONtm, a 2% testosterone solution delivered in the armpit. Acrux has completed a Phase 3 clinical trial and is expected to file an NDA with the FDA in the near future.

•	BioSante Pharmaceuticals, Inc. and Teva Pharmaceuticals USA, Inc. have developed Bio-T-Geltm, a once-daily transdermal testosterone gel currently in late stage human clinical trials.

•	Clarus Therapeutics is developing an oral form of testosterone called OriTextm which is currently in Phase 2 clinical trials.

Other new treatments are being sought for testosterone replacement therapy; these products are in development and their future impact on the treatment of testosterone deficiency is unknown.

Product in Development

Nasulintm, Proprietary Intranasal Insulin Product

Nasulin is the patented intranasal insulin spray of CPEX which incorporates CPE-215 as a permeation enhancer. We are developing Nasulin to address the need for an insulin product that more closely resembles the body’s normal physiological response and provides a more patient-friendly delivery method. These potential benefits could reshape the insulin market. Based on market reports and projections, we have estimated the global meal time injectable insulin market to be approximately $5.4 billion and the U.S. market to be approximately $3.1 billion. In general, drugs delivered via the nasal cavity have the potential to be readily absorbed across the highly vascularized nasal mucosa and directly into the circulatory system, thereby avoiding first-pass metabolism in the liver. When absorbed, the speed of absorption affords a faster onset of action compared to the most rapid-acting, injectable insulin formulations. A series of studies have confirmed that Nasulin delivers insulin quickly through the nasal mucosa, even more rapidly than subcutaneous injection.

According to 2007 prevalence data released by the United States Centers for Disease Control and Prevention, or CDC, the most recent year for which data is available, approximately 24 million people in the United States, or 8% of the population, suffer from diabetes. A study published by Diabetes Care in 2006 projects that the number of diagnosed diabetics in the U.S. could reach 48.3 million by 2050 due to an aging population, rising obesity rates and poor health habits. Prescription trends show a preference for combining rapid-acting injections during mealtimes with a once daily basal insulin injection. Due to the time-action profiles of the rapid-acting mealtime injectable insulins, patients are at increased risk for hypoglycemic events and for gaining weight. The ultra-rapid time-action profile of Nasulin has the potential to reduce the risk of hypoglycemic events and of weight gain. In addition, because Nasulin delivers needle-free insulin, it has the potential to improve the acceptability of mealtime insulin among patients with diabetes and has the potential to improve adherence to insulin treatment regimens.

We believe an intranasal route of administration will yield an ultra-rapid time action profile which could provide better glucose control equivalent to meal time injectable insulins but with the potential for less hypoglycemia and weight gain. In addition, based on current data demonstrating that Nasulin does not enter the deep lung, this needle-free route of delivery potentially avoids the pulmonary disadvantages of competitive candidates that use an inhalation route of administration. As explained above, preliminary findings from our Phase 2a proof of concept study showed that although subjects in the placebo group spent less time in euglycemia at the end of the study compared to subjects in the Nasulin group, the difference between the two groups was not statistically significant (p-value = 0.2). Previously our development plan was to finish key efficacy Phase 2 trials in patients with Type 2 diabetes late in 2011 while simultaneously seeking a pharmaceutical partner to support Phase 3 clinical trials and product commercialization upon regulatory approval. As a result of the preliminary findings from the Phase 2a study, we intend to conduct additional analyses on the data together with all other Nasulin data and will determine the appropriate next steps for the Nasulin program. In the interim we have not commenced our planned Phase 2b trial or other Nasulin development initiatives.

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

Currently marketed testosterone replacement therapies deliver hormones through injections, transdermal patches or gels. Gels provide commercially attractive and efficacious alternatives to the other current methods of delivery by providing a more steady state of absorption rather than the bolus surge of injections or the irritation caused by patches, which often results in a less desirable dosage regimen.

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

According to 2007 prevalence data released by the United States Centers for Disease Control and Prevention, or CDC, approximately 24 million people in the United States, or 8% of the population, suffer from diabetes. This represents an increase of more than 3 million people in approximately two years. In addition to the 24 million people with diabetes, approximately 57 million people are estimated to have pre-diabetes, putting them at increased risk for developing diabetes. In addition, the incidence of diabetes is also increasing. A study published by Diabetes Care in 2006 projected that in 2050 there would be 48.3 million people with diagnosed diabetes in the United States. Diabetes extracts a heavy toll from those who suffer from it. The CDC reported that diabetes was the seventh leading cause of death listed on death certificates in 2006, but that diabetes was likely to be underreported as a cause of death. Overall, the CDC found that the risk of death among people with diabetes is about twice that of people without diabetes of similar age. The economic costs of diabetes are high as well. The American Diabetes Association estimates that in 2007, the total cost of diabetes in the United States was $174 billion. This amount includes $116 billion of direct medical costs and $58 billion for indirect medical costs including disability, work loss and premature mortality.

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

Particularly because of the dislike of injections and finger pricks, patients delay the initiation of insulin therapy and may not adhere adequately to the prescribed treatment regimens once insulin therapy begins. Moreover, even when properly administered, current subcutaneous injections of insulin do not replicate the time-action profile of endogenous insulin. In a person without diabetes, blood insulin levels rise within several minutes of the entry into the bloodstream of glucose from a meal. By contrast, injected insulin enters the bloodstream more slowly, resulting in peak insulin levels in about 120 to 180 minutes for regular human insulin or 30-90 minutes for “rapid-acting” insulin analogs. The bioavailability profile of the currently available rapid-acting meal-time insulin products can cause patients with diabetes to have inadequate levels of insulin present at the initiation of a meal and to be over-insulinized between meals. This lag in insulin delivery results in hyperglycemia early after meal onset, followed by a tendency for hypoglycemia to develop during the period between meals. Physicians who treat patients with diabetes are concerned about the risks of hypoglycemia and, as a result, tend to under treat the chronic hyperglycemia that is associated with the disease. However, the resultant extensive hyperglycemia significantly contributes to many of the long-term cardiovascular and other serious complications of diabetes.

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

The results of the Diabetes Control and Complications Trial (DCCT), a long-term study conducted by the National Institutes of Health support the view that controlling acute glucose fluctuations contributes to a reduced risk for the cardiovascular complications of diabetes. In the study a group of patients treated using conventional insulin therapy (one-two insulin injections per day along with daily urine glucose tests) was compared to a group treated using intensive insulin therapy (either an insulin pump or at least three insulin injections and at least four blood glucose tests per day). In total, 1,441 patients were followed for an average of 6.5 years each. Intensive insulin therapy produced a significant reduction in HbA1c levels compared to conventional insulin therapy; the difference between treatment groups remained evident for the duration of the study. Moreover, the patients who had been intensively treated also showed significant decreases in risk for kidney and eye damage compared to the conventional treatment group. Although when these results were reported, the DCCT was discontinued, a group of 1,375 of these subjects (half from each of the original treatment groups) was subsequently followed in the Epidemiology of Diabetes Interventions and Complications (EDIC) study. After seven years in the EDIC study, the HbA1c levels of the former conventional therapy group did not differ from the HbA1c levels of the former intensive treatment group. The HbA1c levels of the former conventional therapy group had improved from the DCCT while those of the former intensive group had declined. However, the former conventional therapy group continued to show an elevated risk of kidney and eye damage compared to the former intensive therapy group, according to a report published in the Journal of the American Medical Association in May 2002. These findings led to the conclusion that intensive insulin therapy, which would be expected to reduce acute glucose fluctuations, can be beneficial for patients with diabetes, even years after the therapy has been less intensified. However, the EDIC also demonstrates how intensive insulin therapy is difficult for many patients to implement in a home setting.

Even if intensive insulin therapy is implemented, the available insulin products are not able to enter the bloodstream fast enough to replicate the tight coupling between changes in blood glucose levels and the release of insulin by the pancreas that is seen in healthy individuals without diabetes. The early insulin response following glucose ingestion is an important part of maintaining control over glucose levels during the post-meal period. It is thought that the early surge of insulin levels shuts off glucose production by the liver, which otherwise would continue to release glucose into the bloodstream at the same time that glucose is being absorbed from the meal. This avoids hyperglycemia during mealtime and prevents the pancreas from having to secrete an excessive amount of insulin during the period between meals. Patients with diabetes, however, have little or no ability to secrete insulin rapidly in response to the onset of a meal. Without an adequate means to deliver insulin to the bloodstream rapidly enough to approximate the early insulin secretion seen in healthy individuals following a meal, patients with diabetes end up experiencing an endless series of glucose fluctuations, triggered by the meals and the sluggish insulin they take to control meal-time glucose. This shortcoming is a significant obstacle to the effectiveness of currently available insulin therapy for the treatment of diabetes and may be overcome by the rapid entry of Nasulin into the bloodstream seen consistently in CPEX’s Phase 1 clinical trials to date.

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

Weight gain after insulin therapy initiation is caused by the anabolic effect of insulin. Commonly used injections tend to prolong this anabolic effect rather than allow the body to experience the alternating anabolic and catabolic activities found in healthy subjects. We believe the unique pharmacokinetic profile of Nasulin will allow a patient with Type 1 diabetes to experience the alternating anabolic and catabolic activity found in healthy subjects and potentially reduce weight gain. Additional analyses on the Phase 2a data needs to be completed before these potential benefits of Nasulin can be evaluated further.

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

Research and Development

Research and development expenses were $12.3 million, $9.1 million and $9.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. These expenses are attributed to investments in our research and development programs, primarily for Nasulin, our intranasal insulin product candidate. We expect our research and development costs to decline in 2010 due to a reduction in activities related to Nasulin while we determine the appropriate next steps for the program.

Sources and Availability of Raw Materials

Our technology is dependent upon obtaining pharmaceutical grade CPE-215 from third-party suppliers. We do not manufacture our own CPE-215. Pharmaceutical grade CPE-215 is available from at least two major industrial manufacturers. The Company has obtained a secure supply from an independent manufacturer and has obtained sufficient inventory to take us through at least Phase 3 development of Nasulin. Other molecules and compounds used in our development process are often proprietary to our development partners and supplied directly by those partners.

Partners/Customers

We enter into research and license agreements with other companies under which we perform research activities and license product candidates in exchange for milestone payments and royalties and/or a share of profits derived from product sales.

License Agreement with Auxilium

We and Auxilium are parties to a License Agreement dated May 31, 2000 pursuant to which Auxilium obtained a sole and exclusive, worldwide, royalty-bearing license (including sub-license rights) to make, have made on their behalf, use and sell anywhere in the world any and all pharmaceutical compositions which contain (A) testosterone as the single active ingredient; and (B) CPE-215 and which are covered by a valid CPEX patent, all related patents and technology. Initially this license was based solely upon the issued U.S. Patent No. 5,023,252. Since this patent expired in June 2008, Auxilium’s license is now based upon issued U.S. Patents, No. 7,320,968 and the recently obtained six U.S. patents (see “Intellectual Property”). In addition, Auxilium was granted the exclusive right to enter into another license agreement to acquire rights in these patents and technology for the development of combination products, which right expires upon the termination of the original License Agreement. The License Agreement continues for an indefinite term but it is terminable by us if Auxilium fails to make timely payments and may also be terminated by either party if (i) the other party becomes insolvent, (ii) the other party fails to cure a breach within 30 days or (iii) CPEX is dissolved.

Pursuant to the terms of the Agreement, we receive royalties of 12%, of Auxilium’s annual net sales of Testim in the U.S. and Canada. In the event that we do not have, or do not maintain an enforceable patent in a country in which Auxilium products are sold, the royalty rate due to us from sales in that particular country reduces from the aforementioned rates to a rate in the low single-digits.

Development and License Agreement with Serenity Pharmaceuticals Corporation

On February 4, 2008 we entered into a Development and License Agreement with Serenity Pharmaceuticals Corporation, (“Serenity”) to develop a nasal spray delivery product composition containing a molecule used in the treatment of nocturia, a condition causing an individual to wake one or more times at night to urinate. Serenity granted us a non-exclusive license to its technology and patents rights to conduct initial formulation activities under the Agreement. We granted Serenity an exclusive, sublicensable, worldwide license under United States Patent No. 7,244,703 and foreign equivalents and CPEX’s proprietary CPE-215 drug delivery technology to conduct research activities related to the development of the Serenity product and to make and sell the product. Under the Agreement, Serenity will pay us certain milestone payments and a low single-digit royalty on Net Sales of the product. On a country-by-country basis, upon the later of ten years after the first commercial sale of the product or the expiration of United States Patent No. 7,244,703 or its equivalent, Serenity will have a fully paid-up, royalty-free, non-exclusive license under our patent to make Serenity’s product.

Growth Strategy

Our objective is to be a leading specialty pharmaceutical company focused on advanced drug delivery and formulation technologies to improve the delivery of new as well as existing pharmaceuticals. Our business strategy to accomplish this objective includes:

•	evaluating the development and commercialization potential of our most advanced product candidate — Nasulin for intranasal insulin administration;

•	identifying and implementing new product candidates for internal pipeline development that leverage our CPE-215 drug delivery technology and formulation expertise; and

•	developing strong alliances for clinical research, product manufacturing and marketing.

Development and commercialization potential of Nasulin

We believe an intranasal route of administration will yield an ultra-rapid time action profile which could provide better glucose control equivalent to meal time injectable insulins but with the potential for less hypoglycemia and weight gain. In addition, based on current data demonstrating that Nasulin does not enter the deep lung, this needle-free route of delivery potentially avoids the pulmonary disadvantages of competitive candidates that use an inhalation route of administration. As explained above, preliminary findings from our Phase 2a proof of concept study showed that although subjects in the placebo group spent less time in euglycemia at the end of the study compared to subjects in the Nasulin group, the difference between the two groups was not statistically significant (p-value = 0.2). Previously our development plan was to finish key efficacy Phase 2 trials in patients with Type 2 diabetes late in 2011 while simultaneously seeking a pharmaceutical partner to support Phase 3 clinical trials and product commercialization upon regulatory approval. As a result of the preliminary findings from the Phase 2a study, we intend to conduct additional analyses on the data together with all other Nasulin data to determine the appropriate next steps for the Nasulin program. In the interim we have not commenced our planned Phase 2b trial or other Nasulin development initiatives.

The major issue that could hinder the development and commercialization potential of Nasulin would be an unacceptable level of variability in the pharmacokinetic profile of the drug. This could lead to inconsistent efficacy and/or a higher incidence of hypoglycemia in some patients. Other potential reasons might include (1) a higher maximum dose may be required to ensure adequate glucose lowering and developing a higher dose may not be technically and clinically feasible, and (2) the ultra rapid-on, rapid-off time action profile of the product may result in insulin levels in the blood that do not remain high enough for a sustained glucose lowering effect. Another issue which is being closely followed in clinical trials is nasal irritation. To date, three month toxicity studies in rats and dogs at maximum tolerated doses revealed no evidence of inflammation in the nose. The nature and pattern of these events will continue to be evaluated in all trials. While our clinical trials in healthy volunteers and in patients have reported adverse events associated with the nasal route of administration, to date only one serious adverse event has been reported associated with Nasulin. The event was described as a loss of sense of smell and was determined by the investigator to be mild in severity.

Our Nasulin development program includes 15 completed clinical trials in approximately 390 subjects. Eight of the studies were conducted in healthy volunteers, four in patients with Type 1 diabetes and three in patients with Type 2 diabetes. Of the 15 studies, 14 were Phase 1 trials and one was a Phase 2 trial.

The following is a list of completed studies for which clinical study reports are being finalized;

•	BNT-INS-US-0100-PK007 — A Randomized, Single Site Open-Label, 5 Way Crossover Meal Challenge Study Comparing Time Action Profiles of Nasulin vs. Insulin Lispro, both in Combination with Insulin Glargine in male and Female Subjects with Type 1 Diabetes Mellitus. As previously reported, this study was intended to enroll up to 24 patients however due to slow and intermittent enrollment rates the company completed an interim analysis and determined that it was not feasible to continuing to enroll in this trial. The Company believes the slow enrollment was due to the stringent inclusion criteria and was not product related.

•	CPEX INS-US-0100-PK010 — A Single Site, Partially Randomized, 2 Cohort Study to Determine the Safety and Counter Regulatory Response of Nasulintm (BNT-INS-0100) Compared to Insulin lispro after both Average and Diminished Sized Meals in Normal Non-Smoking Male and Female Subjects. All subjects have completed the study.

The following is a summary of the recently completed Phase 2a proof-of-concept study:

•	Nasulin-US-0100-CPEX011 — The effect of Nasulin vs. Placebo on blood glucose control in patients with moderately controlled Type 2 diabetes mellitus currently treated with basal insulin and oral antidiabetic medications, excluding secretagogues, in a Phase 2a, randomized, parallel, double-blind, placebo-controlled, multi-center study. This study, which randomized 94 patients, was designed to assess the efficacy and safety of Nasulin versus a placebo over a 6-week treatment period and was conducted at multiple centers across the United States. Preliminary data became available in March 2010. The primary objective was to demonstrate that subjects receiving Nasulin would achieve a larger increase from baseline in the mean proportion of time spent with normal glucose levels (or in euglycemia) than those receiving placebo, as assessed by continuous glucose monitoring. Although subjects in the placebo group spent less time in euglycemia at the end of the study compared to subjects in the Nasulin group, the difference between the two groups was not statistically significant (p-value = 0.2). The secondary efficacy measurements of change from baseline in average glucose as measured by continuous glucose monitoring and the change from baseline in serum fructosamine were consistent with the primary endpoint analysis. No critical safety signals were detected with Nasulin in the study. The most common adverse events were those attributable to administration site reactions associated with the nasal route of delivery, the majority of which were mild. The percentage of subjects reporting hypoglycemia was similar between both the Nasulin and placebo groups. At the end of the trial, we conducted a meal challenge which demonstrated significant reductions in the maximum concentrations of serum glucose in the Nasulin group versus placebo, as well as significant reductions in the overall glucose load during 60, 90 and 240 minutes after dosing. These findings support the pharmacodynamic data demonstrated in previous Phase 1 clinical studies.

Identifying new product candidates that leverage our CPE-215 technology and formulation expertise

We intend to apply our CPE-215 drug delivery technology in an effort to improve the performance of existing pharmaceutical products and advanced research candidates with respect to their method of delivery and effectiveness. Candidates will be prioritized for selection based on compatibility with CPE-215, clinical need, market size and potential for the associated intellectual property to be protected through patents.

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

Competition

Competition in the drug industry is intense. There are a number of competitors who possess capabilities relevant to the drug delivery field. In particular, we face substantial competition from companies pursuing the commercialization of products using nasal drug delivery technology. Established pharmaceutical companies, such as Archimedes Pharma Ltd, AstraZeneca PLC, Bayer Consumer Care, GlaxoSmithKline plc, and Pfizer, Inc. also have in-house nasal drug delivery research and development programs that have successfully developed non-insulin products that are being marketed using nasal drug delivery technology. We also face indirect competition from other companies with expertise in alternate drug delivery technologies, such as oral, injectable, patch-based and pulmonary administration. Competitors in these fields include AstraZeneca PLC and GlaxoSmithKline plc, Alkermes Inc., Unigene Inc., Generex Biotechnology Corporation, Emisphere Technologies, Inc. and Coremed Corporation. Many of our competitors have substantially greater capital resources, research and development resources and experience, manufacturing capabilities, regulatory expertise, sales and marketing resources and established collaborative relationships with pharmaceutical companies. Our competitors, either alone or with their collaboration partners, may succeed in developing drug delivery technologies that are similar or preferable in effectiveness, safety, cost and ease of commercialization and our competitors may obtain IP protection or commercialize competitive products sooner than we do.

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

Testosterone Gels

We have described on page 5 the competition for Testim, the testosterone gel marketed and sold by Auxilium, including the ANDA filed by Upsher-Smith.

Diabetes

Inhaled and Oral Insulin

If our Nasulin product candidate obtains the necessary regulatory approvals and becomes commercialized, it will compete with products already in the market or currently in the development stage.

Companies known to be working on various versions of inhaled insulin products, in either liquid or dry form, include MannKind Corporation and Abbott Laboratories (through its acquisition of Kos Pharmaceuticals in 2006). MannKind completed Phase 3 clinical studies of their product, AFREZZAtm (formerly known as AFRESA®) in 2008 and submitted a New Drug Application (NDA) with the FDA in 2009. Other companies known to be working on similar programs include Emisphere and Coremed.

There are also several companies, including Generex Biotechnology Corporation, Biocon Pharmaceuticals, Inc., Diasome Pharmaceuticals, Oramed Pharmaceuticals, and Emisphere that are pursuing development of products involving the oral delivery of insulin. Oral-lyntm, Generex’s oral insulin spray product has received regulatory approval in Ecuador, India, Lebanon and Algeria and approvals to market the product in Syria and Iraq (North) are expected in 2010. This product is also in Phase 3 clinical trials at several sites around the world. Biocon’s product, IN-105, is a conjugated insulin molecule in tablet form that is currently in Phase 3 clinical trials. Diasome is developing Oral HDV-I, a low-dose, short-acting mealtime hepatic insulin in a pill or gel cap dose form. This product is currently in Phase 2 clinical trials. Oramed’s product, ORMD-0801, is an oral insulin capsule is also in Phase 2 trials. We believe Emisphere’s product is currently in early stage clinical development but the timeline to commercialization has not been made publicly available.

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

Injected insulin

In the subcutaneous insulin market, our competitors have made considerable efforts in promoting rapid acting injectable insulin formulations. Humalog®, which was developed by Eli Lilly and Company, and NovoLog®, which was developed by Novo Nordisk A/S, are the two principal injectable insulin formulations with which we expect to compete.

There are several companies, including Biodel Inc, and Halozyme Therapeutics, that are developing new injectable insulin products. Biodel recently submitted an NDA to the FDA seeking approval to market

VIAject®, an ultra-rapid-acting injectable human insulin for the treatment of diabetes. Halozyme’s product, an injectable that combines their PH20 enzyme with insulin, is currently in Phase 2 clinical trials.

Insulin pumps

Insulin pumps are predominately used by patients with Type 1 diabetes but it has been reported that people with Type 2 diabetes have started to use them as well. The MiniMed Paradigm insulin pump, which is sold by Medtronic Inc., is currently the most prescribed and leading pump in the global market. Patients well controlled by insulin pumps may be reluctant to change insulin therapies.

Intellectual Property

We actively seek to protect our pharmaceutical formulations and proprietary information by means of U.S. and foreign patents, trademarks, trade secrets as well as various other contractual arrangements. We depend on our ability to protect our intellectual property and proprietary rights, but we may not be able to maintain the confidentiality, or assure the protection, of these assets in the United States or elsewhere.

Our success depends, in large part, on our ability to protect our current and future technologies and products and to defend our intellectual property rights. If we fail to protect our intellectual property adequately, competitors may manufacture and market products similar to ours. Patents covering our technologies have been issued to us, and we have filed, and expect to continue to file, patent applications seeking to protect newly developed technologies and products in various countries, including the United States. However, patents may not be issued with respect to any of our patent applications and existing or future patents issued to or licensed by us may not provide competitive advantages for our products. Patents that are issued may be challenged, invalidated or circumvented by our competitors. Furthermore, our patent rights may not prevent our competitors from developing, using or commercializing products that are similar or functionally equivalent to our products. Where trade secrets are our sole protection, we may not be able to prevent third parties from marketing generic equivalents to our products, reducing prices in the marketplace and reducing our profitability.

We have the following issued patents:

Patent/Technology	Jurisdiction	Expiration

Formulations and method of using macrocyclic enhancers, including CPE-215, with Testosterone, Testim® product	United States	2025	(1)
Pharmaceutical formulations and methods of use patents relating to the use of nasal formulations of insulin (“Nasulintm”)	United States	2024
Pharmaceutical formulations and methods of use patents relating to the combination of the macrocyclic enhancer with peptides, peptidomimetics or proteins	United States	2022

(1)	Orange Book Listed Patents covering the Testim® formulation expire April 21, 2023 and January 18, 2025.

The use of our technology with various products such as insulin, testosterone as well as other peptides, is covered by both U.S. and foreign patents in many major market countries. The initial patent for use of our technology has expired in the United States in June 2008, will expire in Canada in 2010 and has expired in all other markets outside the United States. We have patent protection for the commercial formulations of testosterone (Testim) until 2025 and for the nasal insulin formulation under development (Nasulin) until 2024. We recently obtained six U.S. patents covering the testosterone formulation in the United States. These patents were added to the currently listed Orange Book: Approved Drugs with Therapeutic Equivalence (“Orange Book”) patent for Testim, which means that there are a total of seven listed patents covering the Testim product. We have applied for and continue to file patent applications covering the use of our technology worldwide; however, we cannot provide any assurance that any patents will issue.

We also rely on trade secrets, non-patented proprietary expertise and continuing technological innovation that we seek to protect, in part, by entering into confidentiality agreements with licensees, suppliers, employees, consultants and others. To this end, we require our employees, consultants and advisors to enter into agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of all ideas, developments, discoveries and inventions that arise from their activities for us. Additionally, these confidentiality agreements require that our employees, consultants and advisors do not bring to our attention, or use, without proper authorization, any third party’s proprietary technology. However, these agreements may be breached and there may not be adequate remedies in the event of a breach. Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements. Moreover, our trade secrets and proprietary technology may otherwise become known or be independently developed by our competitors.

Third parties may claim that we infringe on their proprietary rights. There has been substantial litigation in the pharmaceutical industry with respect to the manufacture, use and sale of new products. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. We may be required to commence or defend against charges relating to the infringement of patent or proprietary rights. Any such litigation could: (i) require us to incur substantial expenses, even if we are insured or successful in the litigation; (ii) require us to divert significant time and effort of our technical and management personnel; (iii) result in the loss of our rights to develop or make certain products; (iv) require us to pay substantial monetary damages or royalties in order to license proprietary rights from third parties; and (v) prevent us from launching a developed, tested and approved product.

Assignment Agreement with Access Pharmaceuticals, Inc.

Under an Assignment Agreement with MacroChem Corporation (“MacroChem”), dated June 24, 2003, which was assumed by Access Pharmaceuticals, Inc. (“Access”) following their acquisition of MacroChem in February 2009, we own all of Access’s right, title and interest to U.S. Patent Number 6,495,124 B1 and any and all related patents and patent applications which are divisions, continuations, continuations-in-part, reissues, renewals, extensions and supplementary protection certificates (the “Access Patent Rights”). As a result of the assignment, Access retained no interest whatsoever in the Access Patent Rights. To date, we have not generated any revenue from the Access Patent Rights, which expire in 2020.

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

Employees

We employ 17 people, as of March 24, 2010, all of which are full-time employees and are based in the United States. Approximately half of these employees are principally engaged in research, development, clinical and regulatory activities. In general, we consider our relations with our employees to be good.

Executive Officers

Our Executive Officers are listed below:

Name	Age	Position(s)

John A. Sedor	65	Chief Executive Officer, President and Director
Nils Bergenhem	51	Chief Scientific Officer and Vice President
Lance Berman	39	Chief Medical Officer and Senior Vice President
Robert P. Hebert	37	Chief Financial Officer and Vice President

John A. Sedor, CEO and President — Mr. Sedor has been our Chief Executive Officer and President since the spin-off from Bentley in 2008. Mr. Sedor was President of Bentley from 2005 until the spin-off. From 2001 to May 2005, he was President and CEO of Sandoz, Inc. (a division of Novartis AG). From 1998-2001 Mr. Sedor was President and Chief Executive Officer at Verion, Inc., a drug delivery company. Previously, Mr. Sedor served as President and Chief Executive Officer at Centeon, LLC, a joint venture between two major multinational corporations, Rhône-Poulenc Rorer and Hoechst AG. Previously, Mr. Sedor served as Executive Vice President at Rhône-Poulenc Rorer, Revlon Health Care and Parke-Davis. Mr. Sedor holds a Bachelor of Science degree in Pharmacy/Chemistry from Duquesne University, and has studied strategic marketing at both Northwestern University’s Kellogg Graduate School of Management and Harvard Business School. He has also attended Harvard’s Executive Forum.

Nils Bergenhem, Ph.D., Chief Scientific Officer — Dr. Berhgenhem joined us as Chief Scientific Officer in February 2010. From January 2008 until joining CPEX, Dr. Bergenhem served as Chief Scientific Officer at Escoublac, Inc., the first biotechnology company in the Biogen Idec Innovations Incubator. There, he was responsible for development and execution of the research plan for human osteocalcin in metabolic disease, Type 2 diabetes and obesity. From June 2005 until December 2007 he served as CSO at AdipoGenix where he oversaw internal drug discovery and development programs for obesity and related co-morbidities, as well as the AdipoGenix alliance with Johnson and Johnson. Previously, Dr. Bergenhem served as Vice President for Research at the Institute for Diabetes Discovery, as Director for Diabetes Research at OSI Pharmaceuticals Inc. and held positions of increasing importance at Novo Nordisk in Copenhagen. Dr. Bergenhem holds a BS degree in Chemistry from Linkoping University, Sweden, and a Ph.D. in Biochemistry from Umeå University, Sweden. He has completed postdoctoral work at University of Michigan in Molecular Biology and Human Genetics, where he also spent three years at the School of Medicine as Research Investigator at the Institute of Gerontology and at the Department of Biological Chemistry.

Lance Berman, M.D., Chief Medical Officer — Dr. Berman has been our Chief Medical Officer since February 2009. Previously, Dr. Berman served at Pfizer from 2003 until 2009. From December 2007 he served as Senior Medical Director and Global Medical Team Leader at Pfizer, responsible for the strategic medical development and evolution of products within the cardiovascular and diabetes portfolios. Previously, Dr. Berman held roles of increasing importance at Schering-Plough from 1999 to 2003 and Janssen Pharmaceuticals (Johnson & Johnson) from 1996 to 1999. Dr. Berman received his Bachelor of Medicine and Bachelor of Surgery at University of Cape Town in Cape Town, South Africa, and holds a Masters Degree in Pharmaceutical Medicine.

Robert P. Hebert, CFO and Vice President — Mr. Hebert has been in this role since the spin-off from Bentley in 2008. From June 2006 until the spin-off, Mr. Hebert was Controller and Principal Accounting Officer for Bentley. In this role, Mr. Hebert managed all of Bentley’s accounting and reporting functions. From

May 2003 until June 2006, Mr. Hebert was Bentley’s Director of SEC Reporting & Compliance, Assistant Secretary and Assistant Treasurer. His responsibilities in this role included Bentley’s financial reporting and compliance with the requirements of the Sarbanes-Oxley Act of 2002. Prior to joining Bentley, Mr. Hebert worked as an auditor for Deloitte & Touche LLP from 1995 to 2003. Mr. Hebert received a B.S. in Business Administration with a concentration in accounting from Merrimack College in 1995.

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

Our business currently is not expected to generate all of the cash that is necessary to finance our operations in the short-term. Subject to the success of our development programs, the continuance of our Testim® royalty payments, and potential future licensing transactions, we will need to raise additional capital to:

•	fund our research and development programs;

•	develop and commercialize our product candidates;

•	enhance existing services;

•	respond to competitive pressures; and

•	acquire complementary businesses or technologies.

Our future capital needs depend on many factors, including:

•	the scope, duration and expenditures associated with our research and development programs;

•	continued scientific progress in these programs;

•	the amount of royalties or other revenues we are able to earn and collect;

•	the outcome of potential licensing transactions, if any;

•	competing technological developments;

•	our proprietary patent position, if any, in our products; and

•	the regulatory approval process for our products.

We may seek to raise necessary funds through public or private equity offerings, debt financings or additional strategic alliances and licensing arrangements. We may not be able to obtain additional financing on terms favorable to us, if at all. General market conditions may make it very difficult for us to seek financing from the capital markets. We may be required to relinquish rights to our technology or drug candidates, or grant licenses on terms that are not favorable to us, in order to raise additional funds through an alliance, a joint venture or a licensing arrangement. If adequate funds are not available, we may have to delay, reduce or eliminate one or more of our research or development programs and reduce overall overhead expenses. These actions would likely reduce the market price of our common stock.

Substantially all of our revenues to date have been generated from royalties on Auxilium’s sales of Testim, which is subject to projected generic competition. Should the sales of Testim decline, we may be required to limit, scale back or cease operations.

Substantially all of our revenues are derived through royalty income from the only commercialized product utilizing our CPE-215 technology, Testim, which is sold by Auxilium. Testim royalties totaled $18.6 million, $15.1 million and $11.1 million in the years ended December 31, 2009, 2008 and 2007, respectively, and the only expenses regarding Testim® that we have incurred during that period have been patent maintenance costs, which have not been material. Though we believe that Auxilium intends to continue commercialization of Testim, sales of this product are subject to the following risks, among others:

•	pressures from existing or new competing products, including generic products, that may provide therapeutic, convenience or pricing advantages over Testim or may garner a greater share of the market;

•	growth of the overall androgen market where Testim competes; and

•	commercialization priorities of Auxilium.

In October 2008, we and Auxilium received notice that Upsher-Smith Laboratories filed an Abbreviated New Drug Application, or ANDA, containing a paragraph IV certification in which it certified that it believes that its testosterone gel product does not infringe our ‘968 patent. The ‘968 Patent covers a method for maintaining effective blood serum testosterone levels for treating a hypogonadal male using Testim and will expire in January 2025. The ‘968 patent is listed in Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), published by the U.S. Food and Drug Administration. The paragraph IV certification sets forth allegations that the ‘968 Patent will not be infringed by Upsher-Smith’s manufacture, use or sale of the product for which the ANDA was submitted. On December 4, 2008, we and Auxilium filed a lawsuit in the United States District Court for the District of Delaware against Upsher-Smith under the Hatch Waxman Act for infringement of our patent. In June 2009, Upsher-Smith amended its answer to the complaint to include a defense and counterclaim of invalidity of the ‘968 Patent, which we and Auxilium deny. We and Auxilium filed a reply to the counterclaim in July 2009 denying the invalidity of the ‘968 Patent. A patent issued by the Patent and Trademark Office, such as the ‘968 Patent, is presumed valid. As described more fully under Item 3 — “Legal Proceedings” in this report, any FDA approval of Upsher-Smith’s proposed generic product will be stayed until the earlier of 30 months beginning on the date of receipt of the paragraph IV certification (April 2011) or an adverse decision in our patent infringement lawsuit.

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

We cannot give any assurance that Nasulin will advance in clinical trials or will receive regulatory approval.

We are currently conducting additional analyses of the data from the Nasulin clinical studies to determine the appropriate next steps for the Nasulin program. We may decide not to conduct further trials of Nasulin. If we do conduct trials, the trials may not be successful and Nasulin may never receive regulatory approval or be successfully commercialized. Our clinical development program for Nasulin may not receive regulatory approval either if we fail to demonstrate that it is safe and effective in clinical trials and consequently fail to obtain necessary approvals from the FDA, or similar non-U.S. regulatory agencies, or if we have inadequate financial or other resources to advance Nasulin through the clinical trial process.

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

Our revenues from operations and cash may not be sufficient over the next several years for commercializing all of the products we are currently developing. Consequently, we may seek strategic partners for various phases of development, marketing and commercialization of product candidates employing our technology. Further, we cannot assure you as to the sufficiency of our resources or the time required to complete any ongoing development and clinical testing, since the extent to which we conduct such testing is dependent on resource allocation decisions that we make from time to time based on numerous financial as well as operational conditions.

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

Our growth depends on identifying drugs suitable for our drug delivery technology.

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

Products using our technology are in various stages of development and may not achieve commercial success.

Independently as well as in conjunction with strategic partners, we are investigating the use of our technology with respect to a variety of pharmaceutical compounds and products that are in various stages of development. We are unable to predict whether any of these products will receive regulatory approvals or be successfully developed, manufactured or commercialized. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, the time periods before commercialization of any of these products are long and uncertain. Risks during development include the possibility that:

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

We will rely on strategic partners to conduct clinical trials and commercialize products that use our drug delivery technology.

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

We do not own or operate manufacturing facilities for clinical or commercial production of our product candidates. We lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. We also lack the resources to manufacture the excipient CPE-215, which is the major component of our CPE-215 technology. Our technology is dependent upon obtaining pharmaceutical grade CPE-215 which is available from at least two major industrial manufacturers. If a third party supplier is unable to provide us with required quantities of pharmaceutical grade CPE-215 on commercially favorable terms, we may be unable to continue our product development or commercialization activity.

If we are unable to meet our responsibilities under any of our agreements, we may lose potential business and be subject to penalties and other damages.

The Company has a licensing agreement with Auxilium pursuant to which the Company licenses its CPE-215 with Testosterone formulation to Auxilium and receives royalties of 12% from Auxilium based upon Auxilium’s sales of Testim. This royalty stream is the Company’s major source of current revenue. If the Company does not maintain adequate patent protection for Testim, the royalty rate due to the Company would be reduced to 2%. To date the Company has not experienced a reduction in the royalty rate due to loss of patent protection and the Company recently obtained patents that cover the application of testosterone with CPE-215 in the U.S. and in foreign countries that continue through 2023.

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

If our clinical trials fail or are delayed for any product candidate, we will be unable to market it.

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

We do not have the ability to conduct clinical trials for any of our product candidates. We rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct all of our clinical trials for our product candidates. Although we rely on these third parties to conduct our clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and other non-U.S. regulatory authorities require us to comply with regulations and standards, commonly referred to as Good Clinical Practices (“GCPs”), for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. Our reliance on third parties does not relieve us of these responsibilities and requirements. If the third parties do not perform their contractual duties or obligations, do not meet expected deadlines or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to GCPs or for any other reason, we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated. In addition, failure by such third parties to perform their obligations in compliance with GCPs may cause our clinical trials to fail to meet regulatory requirements, which may require us to repeat our clinical trials.

If our existing patents do not afford adequate protection to us, our competitors may be able to develop competing products.

The basic patent disclosing and claiming CPE-215 technology expired in the U.S. in June 2008 and most foreign markets in 2006. The patent will also expire in Canada in 2010. The Company has filed applications in many countries that cover the application of testosterone with CPE-215. Patents for the application of testosterone with CPE-215 have been issued to us in various countries, including the U.S., Canada and Europe that continue through 2023. As such, we do not anticipate a significant impact from the expiration of the basic CPE-215 patent on the current Testim royalty rates due to the Company or on our plan of operation or future business plans. The Company also has pending applications for other applications involving CPE-215 technology. If our pending applications covering various applications involving CPE-215 technology are not issued as patents or if our patents do not afford adequate protection to us or our licensees, our competitors may be able to use information from our expired and soon to expire patents to develop, manufacture and market products that compete with our products, as well as other products using CPE-215 that we otherwise might have developed.

Our patent positions and intended proprietary or similar protections are uncertain.

We have filed a number of patent applications and have been granted licenses to, or have acquired, a number of patents. We cannot assure you, however, that any of our issued or licensed patents will afford adequate protection to us or our licensees. Furthermore, enforcing a claim that another person is infringing one or more of our patents is expensive and time consuming, and the outcome is unpredictable. We cannot determine the ultimate scope and validity of patents that are now owned by or may be granted to third parties, the extent to which we may wish, or be required, to acquire rights under such patents or the cost or availability of such rights. In the event that patent protection for technologies expire, or are not extended, revenues derived from such technologies may be reduced significantly.

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

Regulatory approvals must be obtained and maintained for products incorporating our technology and, if approvals are delayed or withdrawn, we will be unable to commercialize these products.

Government regulations in the United States and other countries have a significant impact on our business and affect the research, development and marketing of products incorporating our technology. In the United States and other countries, governmental agencies have the authority to regulate the distribution, manufacture and sale of drugs. Failure to obtain or experiencing a delay in obtaining regulatory approval for our products could result in reduction of our expected revenues. Failure to comply with applicable regulatory requirements can, among other things, result in fines, suspension or withdrawal of regulatory approvals, product recalls, operating restrictions and/or criminal prosecution. In addition, governmental regulations may be established that could prevent, delay, modify or rescind regulatory approval of our products.

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

Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could inhibit or prevent the commercialization of pharmaceutical products we develop alone or with corporate collaborators. We maintain $5.0 million in product liability and clinical trials insurance in the U.S. at an approximate cost of $53,000 per policy year. While management believes this insurance is reasonable for conducting clinical trials, we cannot assure you that any of this coverage will be adequate to protect us in the event of a claim. We, or any corporate collaborators, may not be able to obtain or maintain insurance at a reasonable cost, if at all. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate if any claim arises.

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

Variations in our quarterly and year-end operating results are difficult to predict and may fluctuate significantly from period to period. If our sales or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. In addition to the other factors discussed under this “Risk Factors” section, specific factors that may cause fluctuations in our operating results include:

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

We could be negatively affected as a result of a threatened proxy fight and other actions of activist shareholders.

We received notice from Arcadia Opportunity Master Fund, Ltd. and its affiliates, Arcadia Capital Advisors, LLC and Richard Rofé, collectively referred as Arcadia, of their intention to nominate Mr. Rofé for election to our Board of Directors at our 2010 annual stockholders meeting. As of February 22, 2010, Arcadia owned beneficially 9.98% of our outstanding common stock. If Arcadia carries through with its intention and launches a proxy contest, our business could be adversely affected because:

•	responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees;

•	perceived uncertainties as to our future direction may impact our existing or potential collaborations or strategic relationships; and

•	if individuals are elected to our Board of Directors with a specific agenda, potentially including Mr. Rofé, it may adversely affect our ability to effectively and timely implement our strategic plan.

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

Risks Relating to Our Common Stock

Your percentage ownership in CPEX common stock may be diluted in the future.

Your percentage ownership in CPEX may be diluted in the future because of equity awards that have or we expect will be granted to our directors, officers and employees and the accelerated vesting of equity awards. Shareholders of CPEX have approved the Amended and Restated 2008 Equity Incentive Plan (the “2008 Equity Incentive Plan”), which provides for the grant of equity based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights, unrestricted stock and stock equivalents and other equity-based awards to our directors, officers and other employees, advisors and consultants.

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

We also maintain a shareholder rights plan which may deter a potential acquiror from pursuing an offer for our company.

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

We do not expect to declare dividends in the short term. We currently intend to retain earnings to support our operations and to finance the growth and development of our business. There can be no assurance that we will have sufficient surplus under Delaware law to be able to pay any dividends. This may result from extraordinary cash expenses, actual expenses exceeding contemplated costs funding of capital expenditures, or increases in reserves. If we do not pay dividends, the price of our common stock must appreciate for you to receive a gain on your investment in CPEX. This appreciation may not occur.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We own a 15,700 square foot commercial building situated on approximately 14 acres of land in Exeter, New Hampshire which has sufficient space and fixtures to serve as our corporate headquarters and research and development laboratory. It is located approximately 50 miles north of Boston, Massachusetts.

Item 3.	Legal Proceedings

In October 2008, we and Auxilium received notice that Upsher-Smith Laboratories filed an Abbreviated New Drug Application, or ANDA, containing a paragraph IV certification in which it certified that it believes that its testosterone gel product does not infringe our patent, U.S. Patent No. 7,320,968 (“the ‘968 Patent”). The ‘968 patent covers a method for maintaining effective blood serum testosterone levels for treating a hypogonadal male using Testim and will expire in January 2025. The ‘968 Patent is listed in Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), published by the U.S. Food and Drug Administration. Upsher-Smith Laboratories’ paragraph IV certification sets forth allegations that the ‘968 Patent will not be infringed by Upsher-Smith’s manufacture, use or sale of the product for which the ANDA was submitted. On December 4, 2008, we and Auxilium filed a lawsuit in the United States District Court for the District of Delaware against Upsher-Smith under the Hatch Waxman Act for infringement of our patent. In June 2009, Upsher-Smith amended its answer to the complaint to include a defense and counterclaim of invalidity of the ‘968 Patent, which CPEX and Auxilium deny. A patent issued by the U.S. Patent and Trademark Office, such as the ’968 Patent, is presumed valid. The lawsuit is currently ongoing. Any U.S. Food and Drug Administration (FDA) approval of Upsher-Smith’s proposed generic product will be stayed until the earlier of 30 months from the date of receipt of the paragraph IV certification (April 2011) or an adverse decision in our patent infringement lawsuit.

CPEX has filed continuation and divisional applications with the USPTO relating to the ‘968 patent. Six patents issued from these applications on October 27, 2009, namely U.S. Patent Nos. 7,608,605, 7,608,606, 7,608,607, 7,608,608, 7,608,609 and 7,608,610, which may provide us with further market protection. Each of these six patents has been listed in listed in Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book) with respect to Testim.

We and Auxilium are committed to protecting our intellectual property rights and will vigorously pursue this lawsuit. However, if we are unsuccessful in defending the ‘968 Patent covering Testim, sales of Testim and our royalties relating to Testim sales will be materially reduced.

Item 4.	(Removed and Reserved)

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been trading on The NASDAQ Capital Market since July 1, 2008, under the trading symbol “CPEX”. The following table sets forth, for the periods indicated, the range of quarterly high and low sales prices for our common stock as reported on The NASDAQ Capital Market since the stock was first traded;

	High	Low

Fiscal Year Ended December 31, 2009
First Quarter	$12.58	$5.90
Second Quarter	11.54	6.76
Third Quarter	11.00	8.23
Fourth Quarter	12.75	8.00
Fiscal Year Ended December 31, 2008
Third Quarter	$19.98	$9.17
Fourth Quarter	19.77	7.49

As of March 24, 2010 the closing price of our Common Stock was $14.86 and there were 601 holders of record of our common stock, which does not reflect stockholders whose shares are held in street name.

Dividends

We did not pay dividends on our common stock during the years ended December 31, 2009 and 2008 and we do not intend to pay dividends in the foreseeable future. We intend to retain future earnings in order to finance the growth and development of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the number of securities issuable under our Amended and Restated 2008 Equity Incentive Plan as of December 31, 2009.

Number of Securities
Remaining Available
for Future Issuance
Under Equity
Compensation Plans
	Number of Securities to	Weighted Average	(Excluding
	be Issued Upon Exercise	Exercise Price of	Securities
	of Outstanding Options,	Outstanding Options,	Reflected in the
Plan Category	Warrants and Rights	Warrants and Rights	First Column)

Equity compensation plans approved by security holders	509,925	$13.50	90,741
Equity compensation plans not approved by security holders	None	N/A	None

Total	509,925	$13.50	90,741

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are an emerging specialty pharmaceutical company that employs 17 people as of March 24, 2010, at our principal executive offices in Exeter, New Hampshire. Our business is the research, development, licensing and commercialization of pharmaceutical products utilizing our validated drug delivery platform technology. We have U.S. and international patents and other proprietary rights to technology that facilitates the absorption of drugs. Our platform drug delivery technology enhances permeation and absorption of pharmaceutical molecules across the skin, nasal mucosa and eye through formulation development with proprietary molecules such as CPE-215. Our first product is Testim®, a gel for testosterone replacement therapy, which is a formulation of CPE-215 with testosterone. Testim is licensed to Auxilium Pharmaceuticals, Inc. who is currently marketing the product in the United States, Europe and other countries. Our second product, Nasulintm, currently in Phase 2, is an intranasal spray formulation of CPE-215 with insulin being developed to treat hyperglycemia in patients suffering from Type 1 and Type 2 diabetes.

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

Our financial statements for the twelve months ended December 31, 2009 and the balance sheet as of December 31, 2008 represent stand-alone financial information for our Company. The statements of operations, statements of changes in stockholders’ equity and statements of cash flows for the years ended December 31, 2008, which include six months of financial data prior to the Separation Date, and all of 2007 reflect the historical financial position, results of operations and cash flows of the business transferred to us from Bentley as part of the Separation. Our financial statements have been prepared and are presented as if we had been operating as a separate entity using the historical cost basis of the assets and liabilities of Bentley and including the historical operations of the business transferred to us from Bentley as part of the Separation. Prior to the Separation Date, we were fully integrated with Bentley and the accompanying financial statements reflect the application of certain estimates and allocations. Our statements of operations include all revenues and costs that are directly attributable to our business. In addition, certain expenses of Bentley have been allocated to us using various assumptions that, in the opinion of management, are reasonable. These expenses include an allocated share of executive compensation, public company costs and other administrative costs. The allocated costs totaled $4.4 million and $4.2 million for the years ended December 31, 2008 and 2007, respectively. There have been no allocations of expenses charged to us since the Separation Date. The financial information included herein may not necessarily reflect our financial position, results of operations and cash flows in the future or what our financial position, results of operations and cash flows would have been had we been a stand-alone company during the periods presented.

Consolidated Results of Operations

The following is a discussion of the results of our operations for the years ended December 31, 2009, 2008 and 2007. Included in the financial disclosures are direct costs associated with our business and certain allocated costs from Bentley related to executive compensation, public company costs and other administrative costs for periods before June 30, 2008. As these costs only represent an allocation of the costs incurred by Bentley before the Separation, they are not necessarily indicative of the costs that would have been incurred if we were an independent public company in the periods presented. Inflation and changing prices have not had a material impact on our revenues or loss from operations in the three years ended December 31, 2009.

Fiscal Year Ended December 31, 2009 Compared To Fiscal Year Ended December 31, 2008

	Year Ended
	December 31,		Increase (Decrease)
	2009	2008	$	%
		(In thousands)

Royalties and other revenue	$18,658	$15,574	$3,084	20%
Operating expenses:
General and administrative	8,867	6,493	2,374	37%
Research and development	12,291	9,119	3,172	35%
Separation costs	—	2,502	(2,502)	(100)%
Depreciation and amortization	699	682	17	2%

Total operating expenses	21,857	18,796	3,061	16%

Loss from operations	(3,199)	(3,222)	23	(1)%
Other, net	159	307	(148)	(48)%

Net loss	$(3,040)	$(2,915)	$(125)	4%

Royalties and other revenue increased 20% to $18.7 million in 2009 from $15.6 million in 2008 due entirely to increased royalties earned on sales of Testim. For the year ended December 31, 2009, Testim prescriptions were reported to have grown approximately 15% compared to the same period in 2008. The long-term prospects for Testim sales are subject to resolution of our patent infringement suit against Upsher-Smith, which has made an ANDA filing for a generic version of Testim, as described above in “Legal Proceedings”. Clinical and other revenue was $16,000 in 2009 compared to $513,000 in 2008 which includes revenue from our development and license agreement with Serenity Pharmaceuticals, Inc. which we signed in 2008.

General and administrative costs increased 37% to $8.9 million in 2009 compared to $6.5 million in 2008, primarily due to a $2.8 million increase in legal fees, mostly relating to the patent infringement suit against Upsher-Smith Laboratories, which were partially offset by a $674,000 decrease in share-based compensation expense. Included in general and administrative expenses for the year ended December 31, 2008 is a one-time, non-cash charge of approximately $980,000 resulting from the modification of equity awards associated with the spin-off from Bentley.

Research and development expenses consist primarily of costs associated with the development of Nasulin, our lead product candidate in development. These costs include costs of clinical trials, manufacturing supplies and other development materials, compensation and related benefits for research and development personnel, costs for consultants, and various overhead costs. Research and development costs are expensed as incurred. Research and development costs increased to $12.3 million in 2009 compared to $9.1 million in 2008, mostly due to a $3.7 million increase in spending on clinical trials, which was partially offset by a reduction in non-cash share-based compensation expense of $494,000. The increase in clinical trials expense is primarily attributable to the Phase 2a study of Nasulin.

We expect our research and development costs in 2010 to be between $10 million and $12 million. We completed enrollment in a Phase 2a trial in the U.S. in 2009 and preliminary results from this trial were reported in March, 2010. Our expectation was to initiate a Phase 2b trial of Nasulin in the U.S. in 2010 while continuing the development of products in our pipeline. However, as explained above in “Business — Overview”, we will not commence our planned Phase 2b trial or other Nasulin development initiatives while we conduct additional analyses on the data from the Phase 2a study together with all other Nasulin data to determine the appropriate next steps for the Nasulin program. Additional expenses for the full development of Nasulin cannot be estimated at this time. The risks and uncertainties associated with the planning and execution of a clinical development program includes, among other things, uncertainties about results that at any time could require us to abandon or greatly modify the program. Accordingly, we cannot estimate the period in which material net cash inflows from Nasulin might commence, if ever.

Separation costs, consisting of legal, tax and other strategic consulting costs specifically related to the separation from Bentley explained above, were $2.5 million in 2008. No additional separation costs have been incurred since the Separation Date and we do not expect to incur any additional separation costs in the future.

Fiscal Year Ended December 31, 2008 Compared To Fiscal Year Ended December 31, 2007

	Year Ended
	December 31,		Increase (Decrease)
	2008	2007	$	%
		(In thousands)

Royalties and other revenue	$15,574	$11,127	$4,447	40%
Operating expenses:
General and administrative	6,493	5,206	1,287	25%
Research and development	9,119	9,646	(527)	(5)%
Separation costs	2,502	1,010	1,492	148%
Depreciation and amortization	682	752	(70)	(9)%

Total operating expenses:	18,796	16,614	2,182	13%

Loss from operations	(3,222)	(5,487)	2,265	(41)%
Other, net	307	559	(252)	(45)%

Net loss	$(2,915)	$(4,928)	$2,013	(41)%

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

Liquidity and Capital Resources

Overview

We had approximately $13.7 million in cash and cash equivalents at December 31, 2009, which, along with Testim royalties, we believe will be sufficient to fund our operations and our cash requirements for at least the next twelve months. Our cash includes balances maintained in commercial bank accounts, amounts invested in overnight sweep investments and cash deposits in money market accounts. Although cost estimates and timing of our activities are subject to change, we expect research and development expenses for 2010 to range between $10 million and $12 million. There can be no assurance that changes in our research and development plans or other events affecting our revenues or operating expenses will not result in the earlier depletion of our funds. However, we will continue to explore alternative sources for financing our business activities. In appropriate situations, which will be strategically determined, we may seek funding from other sources, including, but not limited to, contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of Nasulin and other products currently under development or sales of debt or equity securities.

Summary Cash Flow Information

	December 31,
	2009	2008	2007
	(In thousands)

Summary Financial Position
Cash and cash equivalents	$13,695	$15,211	$21,659
Accounts receivable	5,289	4,445	3,245
Total assets	26,043	26,473	32,397
Accounts payable and accrued expenses	3,007	2,630	3,221
Working capital	16,570	17,609	22,365
Total stockholders’ equity	23,036	23,843	29,151

	December 31,
	2009	2008	2007

Summary of Sources and (Uses) of Cash:
Operating activities	$(598)	$(553)	$(2,186)
Investing activities	(922)	(307)	(430)
Purchases of property, plant and equipment	(398)	(307)	(303)
Additions to intangible assets	(224)	—	(157)
Financing activities	4	(5,588)	13,523

Sources and Uses of Cash

Operating Activities

Net cash used in operating activities was $598,000 for the year ended December 31, 2009, largely resulting from the net loss of $3.0 million and an increase in accounts receivable of $844,000, which were partially offset by non-cash share-based compensation expense of $1.9 million, increases in accounts payable and accrued expenses of $670,000 and depreciation and amortization of $699,000. Net cash used in operating activities was $553,000 for the year ended December 31, 2008, largely resulting from the net loss of $2.9 million, an increase in accounts receivable of $1.2 million and a reduction in accounts payable and accrued expenses of $591,000, which were partially offset by non-cash share-based compensation of $3.2 million and depreciation and amortization of $682,000. Net cash used in 2007 was $2.2 million resulting from the net loss of $4.9 million and an increase in accounts receivable of $1.0 million, which were partially offset by non-cash share-based compensation expense of $1.5 million, an increase in accounts payable and accrued expenses of $1.1 million and depreciation and amortization expenses of $752,000.

Investing Activities

Net cash used in investing activities was $922,000 for the year ended December 31, 2009 which includes $398,000 for the purchase of manufacturing and laboratory equipment, $300,000 for the note receivable explained in the notes to our consolidated and combined financial statements under Commitments, contingencies and concentrations, and $224,000 for costs related to obtaining new patents. Net cash used in investing activities was $307,000 for the year ended December 31, 2008 due to the purchase of necessary equipment to scale-up our manufacturing capabilities. Net cash used in the twelve months ended December 31, 2007 was $430,000, which includes $303,000 for laboratory expansion and equipment and $157,000 for costs to acquire intellectual property rights. We expect to invest approximately $220,000 in capital expenditures in 2010, primarily for research and development equipment.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2009 includes proceeds from the exercise of stock options. Net cash used by financing activities was $5.6 million for the year ended December 31, 2008 due largely to the change in Bentley’s net investment in our business of $7.3 million, which was partially offset by proceeds of $1.7 million from the exercise of stock options. Financing activities for 2007 reflect the net change in Bentley’s net investment in our business, consisting primarily of the funding of our net loss and other operating and investing activities for CPEX. Additionally, the change in Bentley’s net investment included a cash transfer of $5.5 million to us from Bentley.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Revenue recognition and accounts receivable

We earn royalty revenues on Auxilium’s sales of Testim, which incorporates our CPE-215 permeation enhancement technology. Since 2003, Auxilium has sold Testim to pharmaceutical wholesalers and chain drug stores. We recognize revenue upon receiving sales reports from Auxilium which includes estimates for revenue deductions, including discounts, rebates and product returns. Estimates related to revenue deductions are predominately based on historical experience.

Accounts receivable are also recorded upon the receipt of sales reports from Auxilium at their net realizable value. Receivable balances are reported net of an estimated allowance for uncollectible accounts. Estimated uncollectible receivables are based on the amount and status of past due accounts, contractual terms with customers, the credit worthiness of customers and the history of our uncollectible accounts.

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

Research and development costs

Research and development expenses consist primarily of costs associated with our clinical trials, manufacturing supplies and other development materials, compensation and related benefits for research and development personnel, costs for consultants, and various overhead costs. Research and development costs are expensed as incurred consistent with Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“FASB ASC”) 730-10-25-1 (Prior authoritative literature: SFAS No. 2, Accounting for Research and Development Costs). Our clinical trial costs, which are reflected in research and development expenses, result from obligations under contracts with vendors, consultants, and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in cash flows which are not consistent with the periods in which materials or services are provided. These costs are capitalized upon payment and expensed according to the progress of each trial as measured by patient progression and the timing of various aspects of the trial. The progress of the trials is obtained through discussions with internal personnel as well as outside service providers. Determining the timing and level of services performed often requires judgment.

Share-based compensation

Certain former Bentley employees who became our employees following the separation from Bentley held equity compensation awards from Bentley. Share-based compensation expense for our business was allocated based on Bentley’s consolidated expense related to our employees and certain allocated share-based compensation expense allocated from Bentley. Such expense was accounted for in accordance with the fair value recognition provisions of FASB ASC Topic 718 (Prior authoritative literature: SFAS No. 123(R), Share-Based Payment). Under the fair value recognition provisions of FASB ASC 718, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. Determining the fair value of equity awards at the grant date requires judgment. We estimate the grant date fair value of stock options using the Black-Scholes option valuation model. This option valuation model requires the input of subjective assumptions including: (1) Expected life — the expected life (estimated period of time outstanding) of options granted is estimated based on historical exercise behaviors, including the periods prior to the separation when we were the drug delivery business of Bentley; (2) Volatility — the volatility applied to grants is the average stock volatility of CPEX and a peer group of comparable life science companies using daily price observations for each company over a period of time commensurate with the expected life of the respective award; (3) Risk-free rate — the risk-free interest rate is based on the yield curve of U.S. Treasury securities in effect at the date of the grant, having a duration commensurate with the estimated life of the award; and (4) Dividends — as we have not declared dividends, and we do not expect to declare dividends in the future, we include an annual dividend rate of 0% when calculating the grant date fair value of equity awards. Because share-based compensation expense is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. FASB ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

Provision for income taxes

We have provided for current and deferred U.S. federal, state and foreign income taxes for the current and all prior periods presented. Current and deferred income taxes have been provided with respect to jurisdictions where our subsidiary produces taxable income. We have provided a valuation allowance with respect to the remainder of our deferred income taxes, consisting primarily of net operating loss carryforwards in the U.S. and Ireland, because of uncertainty regarding their realization. The provision for income taxes for 2007 has been determined on a pro-forma basis as if CPEX had filed separate tax returns under its current structure for the periods presented.

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

Effective January 1, 2007, we account for uncertain tax positions in accordance with FASB ASC Topic 740 (Prior authoritative literature: Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes). The application of income tax law is inherently complex. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations and guidance surrounding income tax laws and regulations change frequently. Changes in our subjective assumptions and judgments could have a material effect on our financial position, results of operations or cash flows. In addition, as we operate within multiple taxing jurisdictions, we are subject to audit in those jurisdictions. The ultimate resolution of tax audits may require an extended period of time. Although we believe an adequate provision has been made for uncertain tax positions, there is the possibility that the ultimate resolution of such positions could have an adverse effect on our financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

In September 2009, the Emerging Issues Task Force (“EITF”) issued its final consensus for ASU 2009-13 (Prior authoritative literature: EITF 08-1 Revenue Arrangements with Multiple Deliverables), which will supersede the guidance in ASC 605-25 (prior authoritative literature: EITF 00-21, Revenue Arrangements with Multiple Deliverables). ASU 2009-13 retains the criteria from ASC 605-5 for when delivered items in a multiple-deliverable arrangement should be considered separate units of accounting, but modifies the previous separation criterion under ASC 605-25 that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. ASU 2009-13 introduces a selling price hierarchy for multiple deliverable arrangements and allows for management selling price estimates in cases where no vendor specific objective evidence or third party evidence is available. Additionally, this guidance eliminates the residual method of allocation. ASU 2009-13 will be applicable to the Company on January 1, 2011. The Company has not yet evaluated the impact, if any, that ASU 2009-13 will have on its financial statements.

In June 2009, the FASB issued ASC Topic 810 (Prior authoritative literature: SFAS No. 167 Amendments to FASB Interpretation No. 46(R)),which improves financial reporting by enterprises involved with variable interest entities. ASC 810 addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. ASC 810 will be applicable to the Company on January 1, 2010. Earlier adoption is prohibited. The Company does not expect the adoption of this topic to have a material impact on its consolidated and combined financial statements.

In June 2009, the FASB issued ASC Topic 860 (Prior authoritative literature: SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140). ASC Topic 860 prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, ASC Topic 860 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS No. 140, by removing the concept of a qualifying special-purpose entity from SFAS No. 140 and removes the exception from applying FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised), or FIN 46(R), to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS No. 140. ASC Topic 860 is effective for transfer of financial assets occurring on or after January 1, 2010. The Company does not expect the adoption of this topic to have a material impact on its consolidated and combined financial statements.

Effective July 1, 2009, the FASB issued ASC Topic 105 (Prior authoritative literature: SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). ASC Topic 105 identifies the FASB Accounting Standards Codification as the authoritative source of Accounting Principles Generally Accepted in the United States (” U.S. GAAP”). Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. ASC Topic 105 became effective for financial statements issued for interim reporting periods ending after September 15, 2009. Therefore, beginning with this Form 10-Q, all references made to U.S. GAAP in the notes to the Company’s consolidated financial statements now use the new ASC numbering system. The ASC does not change or alter existing U.S. GAAP and, therefore, it does not have an impact on the Company’s financial position, results of operations or cash flows.

In May 2009, FASB issued FASB ASC Topic 855 (Prior authoritative literature: SFAS No. 165, Subsequent Events). ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855-10-25 requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For unrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. ASC 855 is effective for the interim or annual financial periods ending after June 15, 2009, and is required to be applied prospectively. This guidance does not impact the Company’s current consolidated and combined financial statements.

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

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report (the “Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the design and effectiveness of our internal control over financial reporting as of the Evaluation Date. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, our management concluded that, as of the Evaluation Date, our internal control over financial reporting was effective based on the criteria set forth by COSO in Internal Control — Integrated Framework.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

Part III

Item 10.	Directors and Executive Officers of the Registrant and Corporate Governance

The names, ages, titles and biographies of our executive officers are provided under “Executive Officers” in Part I of this Form 10-K, and are incorporated herein by reference. Additional information regarding our directors and executive officers is set forth in our Proxy Statement for the 2010 Annual Meeting of

Stockholders (the “2010 Proxy Statement”) under the Sections “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Item 11.	Executive Compensation

The information regarding executive compensation is set forth under the Section entitled “Executive Compensation” in our 2010 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding security ownership of certain beneficial owners, directors and executive officers is set forth under the Section entitled “Security Ownership of Certain Beneficial Owners and Management” in our 2010 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information regarding certain relationships and related transactions is set forth under the Section entitled “Transactions with Related Persons” in our 2010 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information regarding auditor fees and services is set forth under the Section entitled “Independent Registered Public Accounting Firm” in our 2010 Proxy Statement and is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

Page Herein

(a)	The following documents are filed as a part of this report:
(1) Financial Statements:
	Consolidated Financial Statements of CPEX Pharmaceuticals, Inc. and Subsidiary	F-1 to F-25
(2) Financial Statement Schedules:
None
(3) Exhibits — See index beginning on page 46

(b)	The exhibits filed as a part of this annual report on Form 10-K are listed on the Exhibit Index immediately preceding the signature page. The Exhibit Index is incorporated herein by reference.

Exhibit Index

to Form 10-K for the Year Ended December 31, 2009

Exhibit
Number	Description of Exhibit

2.1	Form of Separation and Distribution Agreement by and between CPEX Pharmaceuticals, Inc. and Bentley Pharmaceuticals, Inc. Filed as Exhibit 2.1 to Amendment No. 2 of the CPEX Form 10 (File No. 001-33895) filed on May 8, 2008 and incorporated herein by this reference.
3.1	Amended and Restated Certificate of Incorporation of CPEX Pharmaceuticals, Inc. filed with the Office of the Secretary of State of the State of Delaware on September 28, 2007. Filed as Exhibit 3.1 to Amendment No. 4 of the CPEX Form 10 (File No. 001-33895) filed on May 30, 2008 and incorporated herein by this reference.
3.2	Amended and Restated By-laws of CPEX Pharmaceuticals, Inc. Filed as Exhibit 3.2 to Amendment No. 4 of the CPEX Form 10 (File No. 001-33895) filed on May 30, 2008 and incorporated herein by this reference.
4.1	Form of Rights Agreement between CPEX Pharmaceuticals, Inc. and American Stock Transfer and Trust Company. Filed as Exhibit 4.1 to Amendment No. 4 of the CPEX Form 10 (File No. 001-33895) filed on May 30, 2008 and incorporated herein by this reference.
4.2	Form of Certificate of Designation of Series A Preferred Stock. Filed as Exhibit A to the Form of Rights Agreement filed as Exhibit 4.1 to Amendment No. 4 of the CPEX Form 10 (File No. 001-33895) filed on May 30, 2008 and incorporated herein by this reference.
4.3	Form of Rights Certificate. Filed as Exhibit B to the Form of Rights Agreement filed as Exhibit 4.1 to Amendment No. 4 of the CPEX Form 10 (File No. 001-33895) filed on May 30, 2008 and incorporated herein by this reference.
10.1	Form of Transition Services Agreement by and between CPEX Pharmaceuticals, Inc. and Bentley Pharmaceuticals, Inc. Filed as Exhibit 10.1 to Amendment No. 1 of the CPEX Form 10 (File No. 001-33895) filed on April 11, 2008 and incorporated herein by this reference.
10.2	Form of Tax Sharing Agreement by and between CPEX Pharmaceuticals, Inc. and Bentley Pharmaceuticals, Inc. Filed as Exhibit 10.2 to Amendment No. 1 of the CPEX Form 10 (File No. 001-33895) filed on April 11, 2008 and incorporated herein by this reference.
10.3	Form of Employment Matters Agreement by and between CPEX Pharmaceuticals, Inc. and Bentley Pharmaceuticals, Inc. Filed as Exhibit 10.3 to Amendment No. 1 of the CPEX Form 10 (File No. 001-33895) filed on April 11, 2008 and incorporated herein by this reference.
10.4	Asset Purchase Agreement between Bentley Pharmaceuticals, Inc. and Yungtai Hsu dated February 1, 1999, including letter amendment effective as of December 31, 2007. Filed as Exhibit 10.4 to Amendment No. 1 of the CPEX Form 10 (File No. 001-33895) filed on April 11, 2008 and incorporated herein by this reference.
10.5	License Agreement between Bentley Pharmaceuticals, Inc. and Auxilium A2, Inc. dated May 31, 2000, including thereto Amendment No. 1 dated October 2000, Amendment No. 2 dated May 31, 2001, Amendment No. 3 dated September 6, 2002 and Amendment No. 4 dated March 25, 2004. Filed as Exhibit 10.5 to the CPEX Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by this reference.
10.6	Employment Agreement by and between CPEX Pharmaceuticals, Inc. and John Sedor dated April 11, 2007. Filed as Exhibit 10.6 to Amendment No. 1 of the CPEX Form 10 (File No. 001-33895) filed on April 11, 2008 and incorporated herein by this reference.
10.7	Employment Agreement by and between CPEX Pharmaceuticals, Inc. and Robert P. Hebert dated April 11, 2007 Filed as Exhibit 10.7 to Amendment No. 1 of the CPEX Form 10 (File No. 001-33895) filed on April 11, 2008 and incorporated herein by this reference.
10.8	CPEX Pharmaceuticals, Inc. Amended and Restated 2008 Equity Incentive Plan. Filed as Appendix A to the CPEX definitive proxy statement filed on May 8, 2009 and incorporated herein by this reference.
10.9	Employment Agreement by and between CPEX Pharmaceuticals, Inc. and Lance Berman dated February 2, 2009. Filed as Exhibit 10.1 to the CPEX Form 8-K filed on February 3, 2009 and incorporated herein by this reference.

Exhibit
Number		Description of Exhibit

10.10		Employment Agreement by and between CPEX Pharmaceuticals, Inc. and Fred Feldman dated June 30, 2008. Filed as Exhibit 10.10 to the CPEX Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by this reference.
10	.11*	Employment Agreement by and between CPEX Pharmaceuticals, Inc. and Nils Bergenhem dated February 1, 2010.
23	.1*	Consent of BDO Seidman LLP, Independent Registered Public Accounting Firm.
23	.2*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31	.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

Exhibits 10.3 and 10.6 through 10.11 above are management contracts or compensatory plans or arrangements in which executive officers or directors of CPEX Pharmaceuticals, Inc. participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPEX PHARMACEUTICALS, INC.

By:	/s/ John A. Sedor
John A. Sedor
Chief Executive Officer and President

Date: March 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James R. Murphy James R. Murphy	Director and Chairman of the Board	March 29, 2010

/s/ Michael McGovern Michael McGovern	Director	March 29, 2010

/s/ Miguel Fernandez Miguel Fernandez	Director	March 29, 2010

/s/ John W. Spiegel John W. Spiegel	Director	March 29, 2010

/s/ John A. Sedor John A. Sedor	Chief Executive Officer, President and Director (Principal Executive Officer)	March 29, 2010

/s/ Robert P. Hebert Robert P. Hebert	Chief Financial Officer and Vice President (Principal Financial and Accounting Officer)	March 29, 2010

Index to Consolidated and Combined Financial Statements of
CPEX Pharmaceuticals, Inc. and Subsidiary

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
CPEX Pharmaceuticals, Inc.
Exeter, New Hampshire

We have audited the accompanying consolidated balance sheet of CPEX Pharmaceuticals, Inc. and its subsidiary (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of CPEX Pharmaceuticals, Inc. and its subsidiary as of December 31, 2009, and the results of its operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/ BDO Seidman, LLP

Boston, Massachusetts
March 29, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
CPEX Pharmaceuticals, Inc.
Exeter, New Hampshire

We have audited the accompanying consolidated balance sheet of CPEX Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated and combined statements of operations, changes in stockholders’ equity and Bentley Pharmaceuticals, Inc. net investment, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of CPEX Pharmaceuticals, Inc. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/S/ Deloitte & Touche LLP

Boston, Massachusetts
March 24, 2009

CPEX Pharmaceuticals, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,	December 31,
	2009	2008
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$13,695	$15,211
Receivables	5,289	4,445
Prepaid expenses and other	593	583

Total current assets	19,577	20,239

Non-current assets:
Fixed assets, net	2,938	2,832
Intangible assets, net	2,211	2,394
Restricted cash	1,000	1,000
Note receivable	300	—
Other	17	8

Total non-current assets	6,466	6,234

Total assets	$26,043	$26,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,374	$1,096
Accrued expenses	1,633	1,534

Total current liabilities	3,007	2,630

Commitments and contingencies (Note 11)
Stockholders’ equity:
Series A preferred stock, $1.00 par value, authorized 1,000 shares, issued and outstanding, none	—	—
Common stock, $0.01 par value, authorized 35,000 shares, issued and outstanding, 2,537 and 2,484 shares at December 31, 2009 and December 31, 2008, respectively	25	25
Additional paid-in capital	26,765	24,532
Accumulated deficit	(3,754)	(714)

Total stockholders’ equity	23,036	23,843

Total liabilities and stockholders’ equity	$26,043	$26,473

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these financial statements.

CPEX Pharmaceuticals, Inc. and Subsidiary

Consolidated and Combined Statements of Operations

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Revenues:
Royalties and other revenue	$18,658	$15,574	$11,127

Operating expenses:
General and administrative	8,867	6,493	5,206
Research and development	12,291	9,119	9,646
Separation costs	—	2,502	1,010
Depreciation and amortization	699	682	752

Total operating expenses	21,857	18,796	16,614

Loss from operations	(3,199)	(3,222)	(5,487)

Other income (expenses):
Interest income	162	312	591
Interest expense	(3)	(5)	(10)
Other, net	—	—	(22)

Net loss	$(3,040)	$(2,915)	$(4,928)

Net loss per common share:
Basic and diluted	$(1.21)	$(1.25)	$(2.17)

Weighted average common shares outstanding:
Basic and diluted	2,511	2,338	2,274

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these financial statements.

CPEX Pharmaceuticals, Inc. and Subsidiary

Consolidated and Combined Statements of Changes in Stockholders’ Equity and
Bentley Pharmaceuticals, Inc. Net Investment

					Bentley
	$0.01 Par Value		Additional		Pharmaceuticals,
	Common Stock		Paid-In	Accumulated	Inc. Net
	Shares	Amount	Capital	Deficit	Investment	Total
	(In thousands)

Balance at January 1, 2007	—	$—	$—	$—	$19,052	$19,052
Net loss	—	—	—	—	(4,928)	(4,928)
Net transfers from parent					15,027	15,027

Balance at December 31, 2007	—	—	—	—	29,151	29,151
Net loss	—	—	—	(714)	(2,201)	(2,915)
Net transfers to parent	—	—	—	—	(6,295)	(6,295)
Transfer of parent company investment	—	—	20,655	—	(20,655)	—
Issuance of common stock in connection with the spin-off	2,274	23	—	—	—	23
Exercise of stock options and vesting of restricted stock units	206	2	1,738	—	—	1,740
Share-based compensation	4	—	2,139	—	—	2,139

Balance at December 31, 2008	2,484	25	24,532	(714)	—	23,843
Net loss	—	—	—	(3,040)	—	(3,040)
Share-based compensation	18	—	1,936	—	—	1,936
Issuance of common stock in lieu of cash compensation	30	—	293	—	—	293
Exercise of stock options and vesting of restricted stock units	5	—	4	—	—	4

Balance at December 31, 2009	2,537	$25	$26,765	$(3,754)	—	$23,036

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these financial statements.

CPEX Pharmaceuticals, Inc. and Subsidiary

Consolidated and Combined Statements of Cash Flows

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net loss	$(3,040)	$(2,915)	$(4,928)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	699	682	752
Non-cash charge for write-down of intangible assets	—	141	202
Share-based compensation expense	1,936	3,195	1,504
Loss on disposal of assets	—	—	28
Changes in operating assets and liabilities:
Receivables	(844)	(1,200)	(983)
Prepaid expenses and other current assets	(10)	124	61
Other assets	(9)	36	106
Accounts payable and accrued expenses	670	(591)	1,081
Deferred income	—	(25)	(9)

Net cash used in operating activities	(598)	(553)	(2,186)

Cash flows from investing activities:
Additions to fixed assets	(398)	(307)	(303)
Additions to intangible assets	(224)	—	(157)
Note receivable	(300)	—	—
Proceeds from the sale of fixed assets	—	—	30

Net cash used in investing activities	(922)	(307)	(430)
Cash flows from financing activities:
Proceeds from the exercise of stock options	4	1,740	—
Net change in investment from Bentley Pharmaceuticals, Inc.	—	(7,328)	13,523

Net cash provided by (used in) financing activities	4	(5,588)	13,523

Net (decrease) increase in cash and cash equivalents	(1,516)	(6,448)	10,907
Cash and cash equivalents at beginning of year	15,211	21,659	10,752

Cash and cash equivalents at end of year	$13,695	$15,211	$21,659

Cash paid for interest	$3	$5	$10

Supplemental Disclosures of Non-Cash Financing and Investing Activities
The Company has issued common stock in lieu of cash to its executive officers and other employees as a portion of their 2008 bonus during the year as follows:
Shares	30	—	—

Amount	$293	$—	$—

The Company has issued common stock as share-based compensation in lieu of cash during the year as follows:
Shares	18	4	19

Amount	172	52	200

The accompanying Notes to Consolidated and Combined Financial Statements are an integral part of these financial statements.

CPEX Pharmaceuticals, Inc. and Subsidiary

Notes to Consolidated and Combined Financial Statements

NOTE 1 —	DESCRIPTION OF BUSINESS

CPEX Pharmaceuticals, Inc. (which may be referred to as “CPEX” or the “Company”) was incorporated on September 28, 2007 in the State of Delaware and has one wholly-owned subsidiary, CPEX Park, LLC. CPEX is an emerging specialty pharmaceutical company in the business of research and development of pharmaceutical products utilizing its validated drug delivery platform technology. The CPEX platform drug delivery technology is based upon CPE-215®, which enhances permeation and absorption of pharmaceutical molecules across biological membranes such as the skin, nasal mucosa and eye.

The first product of CPEX is Testim®, a gel for testosterone replacement therapy that is a formulation of CPE-215 with testosterone. Testim is licensed to Auxilium Pharmaceuticals, Inc. who is currently marketing the product in the United States, Europe and other countries.

Nasulintm, the Company’s lead product candidate, is a patented intranasal insulin formulation which incorporates CPE-215 as a permeation facilitator that addresses the need for an improved delivery method for insulin. The Company has completed a series of Phase 1 and Phase 2 studies investigating Nasulin. The Company recently completed a Phase 2a study of Nasulin and is determining the appropriate next steps for the Nasulin program.

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

In December 2009, CPEX Pharma, Inc., a wholly-owned subsidiary, was merged with and into CPEX Pharmaceuticals, Inc. This merger was administrative in nature and had no impact on the Company’s results of operations and financial condition.

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

CPEX Pharmaceuticals, Inc. and Subsidiary

Notes to Consolidated and Combined Financial Statements — (Continued)

NOTE 2 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated and combined financial statements reflect the accounts of the Company and its subsidiary. All intercompany accounts and transactions have been eliminated.

Principles of consolidation

Prior to the Separation Date, the CPEX combined financial statements reflect the assets, liabilities and results of operations of the components of Bentley that constituted the drug delivery business to be separated into CPEX. The financial information for periods prior to July 1, 2008 is primarily comprised of Bentley’s former U.S. drug delivery business and certain accounts of Bentley’s wholly-owned subsidiaries, Bentley Pharmaceuticals Ireland Limited and Bentley Park, LLC. Financial information presented in periods subsequent to June 30, 2008 reflect the assets and liabilities of CPEX Pharmaceuticals, Inc. as an independent, publicly-traded company together with its wholly-owned subsidiaries, CPEX Pharma, Inc. (which merged with CPEX Pharmaceuticals, Inc. in December 2009) and CPEX Park, LLC. All intercompany balances have been eliminated in consolidation and combination. The drug delivery business of Bentley Pharmaceuticals Ireland Limited did not have any operations other than intercompany transactions with CPEX.

Management believes that the assumptions underlying the combined financial statements are reasonable. The financial information in the consolidated and combined financial statements for the years ended December 31, 2008 and 2007 do not include all the expenses that would have been incurred had CPEX been a separate, stand-alone entity. As such, the financial information herein does not reflect the results of operations and cash flows of what CPEX would have been, had CPEX been a separate, stand-alone entity during the years ended December 31, 2008 and 2007. Additionally, these historical combined financial statements include proportional cost allocations of certain common costs of Bentley and CPEX because specific identification of these expenses to each entity was not practicable.

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

Cash and cash equivalents and restricted cash

The Company considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents for purposes of classification in the Consolidated Balance Sheets and the Consolidated and Combined Statements of Cash Flows. The cash and cash equivalents of CPEX include cash balances maintained in commercial bank accounts, amounts invested in overnight sweep investments and cash deposits in money market accounts. The Company’s cash balances exceed the limits of amounts insured by the Federal Deposit Insurance Corporation; however, because management believes deposits are maintained at highly rated financial institutions there is not a significant risk of loss of uninsured amounts. At December 31, 2009, the Company’s cash and cash equivalents balance totaled $13.7 million.

CPEX Pharmaceuticals, Inc. and Subsidiary

Notes to Consolidated and Combined Financial Statements — (Continued)

In connection with intellectual property in-licensed in 2003, the Company obtained a renewable, irrevocable letter of credit in the amount of $1.0 million in favor of the assignor to guarantee future royalty payments by the Company. This letter of credit will expire on June 30, 2010, and the Company does not expect to renew it. The $1.0 million used to secure the letter of credit has been classified as Restricted cash in the Condensed Consolidated Balance Sheets as of December 31, 2009 and 2008.

Accounts receivable and allowances for doubtful accounts

The Company enters into collaboration and research agreements whereby the Company may receive milestone payments, research fees and/or royalties. Accounts receivable from these agreements are recorded at their net realizable value, generally as services are performed or as milestones and royalties are earned. When necessary, receivable balances are reported net of an estimated allowance for uncollectible accounts. Estimated uncollectible receivables are based on the amount and status of past due accounts, contractual terms with customers, the credit worthiness of customers and the history of uncollectible accounts. The Company’s accounts receivable and revenues are primarily royalties due from its licensee, Auxilium for sales of Testim®. Testim royalties represented substantially all of the accounts receivable as of December 31, 2009 and 2008 and substantially all of the revenues in the years ended December 31, 2009, 2008 and 2007. All receivables are uncollateralized and therefore subject to credit risk.

The Company did not write-off any uncollectible receivables in the years ended December 31, 2009 and 2008. In addition, the Company reviewed all receivable balances and concluded that no allowance for doubtful accounts was necessary as of December 31, 2009.

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

Intangible assets

Costs incurred in connection with acquiring licenses, patents, and other proprietary rights related to the business of the Company are capitalized as intangible assets. These assets are amortized on a straight-line basis for periods not exceeding fifteen years from the dates of acquisition. Such assets are reviewed whenever events or changes in circumstances indicate that the assets may be impaired, by comparing the carrying amounts to their estimated future undiscounted cash flows, and adjustments are made for any diminution in value below the carrying value. During the year ended December 31, 2009 the Company capitalized approximately $224,000 relating to acquiring patents and did not record any impairment losses. During the year ended December 31, 2008 the Company recorded $141,000 related to the write-down of certain intangible assets related to the Company’s anti-fungal nail lacquer. Impairment losses related to intangible assets are included in research and development expenses in the accompanying Consolidated and Combined Statements

CPEX Pharmaceuticals, Inc. and Subsidiary

Notes to Consolidated and Combined Financial Statements — (Continued)

of Operations. At December 31, 2009 the Company has also reassessed the useful lives of its remaining intangible assets and has determined that the estimated useful lives are appropriate for determining amortization expense.

Revenue recognition

The Company recognizes revenue from royalties on Auxilium’s sales of Testim in accordance with the Financial Standards Accounting Board (the “FASB”) Accounting Standards Codification (“FASB ASC”) 605-10-S99-1 (Prior authoritative literature: SAB No. 104, Revenue Recognition), which requires sales to be recorded upon shipment, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, title has passed, collectability is reasonably assured and the price is fixed or determinable. Since 2003, Auxilium has sold Testim to pharmaceutical wholesalers and chain drug stores, which have the right to return purchased products prior to the units being dispensed through patient prescriptions. Based on historical experience, the Company is able to reasonably estimate future product returns on sales of Testim and as a result, the Company did not defer Testim royalties for the years ended December 31, 2009, 2008 and 2007. Total royalty revenues recognized for the years ended December 31, 2009, 2008 and 2007 were $18.6 million, $15.1 million and $11.1 million, respectively.

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

CPEX Pharmaceuticals, Inc. and Subsidiary

Notes to Consolidated and Combined Financial Statements — (Continued)

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and the amounts as they correspond to the respective level within the fair value hierarchy established by FASB ASC 820-10-50.

		Fair Value Measurements at December 31, 2009 Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Total at	Identical Assets	Observable Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Assets:
Money market funds(1)	$12,770	$12,770	—	—
Restricted Cash	1,000	1,000	—	—

Total assets at fair value	$13,770	$13,770	—	—

(1)	Included in cash and cash equivalents in the accompanying consolidated and combined balance sheet.

Research and development

Research and development expenses consist primarily of costs associated with the clinical trials of the Company’s product candidates, manufacturing supplies and other development materials, compensation and related benefits for research and development personnel, costs for consultants, and various overhead costs. Research and development costs are expensed as incurred consistent with FASB Topic ASC 730 (Prior authoritative literature: SFAS No. 2, Accounting for Research and Development Costs).

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

Provision for income taxes

CPEX was not a separate taxable entity prior to its separation from Bentley. The CPEX operations were historically included in Bentley’s consolidated U.S. federal and state income tax returns. On June 12, 2008, CPEX and Bentley entered into a Tax Sharing Agreement to facilitate CPEX in its separation from Bentley. Under the Tax Sharing Agreement, Bentley is responsible for all taxes arising from the CPEX operations up to the June 30, 2008 Separation Date. CPEX is responsible for all taxes arising from the CPEX operations following the Separation Date.

The provision for income taxes in 2009 has been determined based on the CPEX business operations as a separate, stand-alone entity. The provisions for income taxes in 2008 have been determined based on the CPEX business operations following its separation from Bentley. The provision for income taxes in 2007 has been determined on a pro-forma basis as if CPEX had filed a separate tax return under its current structure for the period presented. Accordingly, the effective tax rate of CPEX in future years could vary from its historical

CPEX Pharmaceuticals, Inc. and Subsidiary

Notes to Consolidated and Combined Financial Statements — (Continued)

effective tax rates depending on the future legal structure of CPEX and related tax elections. The historical net operating losses generated by CPEX through June 30, 2008 remained with Bentley subsequent to the spin-off transaction.

The Company adopted the provisions of FASB ASC Topic 740 (Prior authoritative literature: Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes) effective January 1, 2007. The purpose of ASC Topic 740 is to clarify and set forth consistent rules for accounting for uncertain tax positions by requiring the application of a “more likely than not” threshold for the recognition and derecognition of tax positions. The adoption of ASC Topic 740 did not have a material effect on the Company’s financial statements. The Company recognizes interest and penalties related to uncertain tax positions as a component of the provision for income taxes. There were no unrecognized tax positions relating to the Company at the date of adoption.

Prior to the Separation Date, the Company had agreements with Bentley Pharmaceuticals, Inc. and its subsidiaries for allocation of various expenses of each company. Income and expenses resulting from these agreements were eliminated in combination; however, the related transactions affected the CPEX combined income tax provision. As future operating profits can not be reasonably assured both prior and subsequent to the Separation Date, no tax benefit has been recorded for the losses generated by CPEX in the years ended December 31, 2009, 2008 and 2007. Accordingly, CPEX has established valuation allowances equal to the full amount of its deferred tax assets. Should CPEX determine that it is more likely than not that it will realize certain of its net deferred tax assets for which it has previously provided a valuation allowance, an adjustment would be required to reduce the existing valuation allowance.

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

Dilutive weighted average shares do not include 509,925 and 443,367 common stock equivalents, which includes stock options and restricted stock units, for the years ended December 31, 2009 and 2008, respectively, as their effect would have been anti-dilutive.

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

CPEX Pharmaceuticals, Inc. and Subsidiary

Notes to Consolidated and Combined Financial Statements — (Continued)

In June 2009, in lieu of cash compensation, the Company awarded 29,624 shares of common stock to its executive officers and other employees as a portion of their 2008 bonuses. The total value of the awards, which were expensed in 2008, was approximately $293,000.

Share-based compensation

As of December 31, 2009 the Company had one share-based compensation plan, its Amended and Restated 2008 Equity Incentive Plan (the “Plan”). The Plan, which is stockholder approved, permits awards of unrestricted common stock, restricted stock, restricted stock units, options to purchase CPEX common stock, stock appreciation rights and stock equivalents for the Company’s employees, directors and consultants. Equity awards are generally granted with an exercise price equal to the high and low trading prices of the Company’s common stock on the grant date. Equity awards generally vest ratably over one to four year periods and expire 10 years from the grant date. Shares issued upon exercise of options or upon vesting of restricted stock units are generally issued from previously unissued shares of the Company.

Prior to the Separation, all equity awards were granted by Bentley. In accordance with the Employee Matters Agreement between the Company and Bentley, upon the Separation, outstanding Bentley awards held by U.S. employees, directors and consultants were converted into an adjusted Bentley award and a CPEX award. The number of common shares underlying the CPEX awards was calculated as one-tenth of the number of common shares underlying the original Bentley awards. The price of the CPEX awards was determined by multiplying the original exercise price of the Bentley awards by the when-issued trading price of CPEX common stock on the Separation Date and then dividing that number by the closing Bentley trading price on the Separation Date. These CPEX awards were granted under the Plan.

The Company follows the provisions of Statement of FASB ASC Topic 718 (Prior authoritative literature: SFAS No. 123(R), Share-Based Payment). Compensation expense is recognized, based on the requirements of ASC Topic 718, for all share-based payments.

The fair value of options granted was calculated using the Black-Sholes option valuation model. ASC Topic 718 also requires companies to use an estimated forfeiture rate when calculating the expense for the period. The Company has applied an estimated forfeiture rate to remaining unvested awards based on historical experience in determining the expense recorded in the Company’s statement of operations. This estimate is periodically evaluated and adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest. See Note 8 for further discussion.

Recently issued accounting pronouncements

In September 2009, the Emerging Issues Task Force (“EITF”) issued its final consensus for ASU 2009-13 (Prior authoritative literature: EITF 08-1 Revenue Arrangements with Multiple Deliverables), which will supersede the guidance in ASC 605-25 (prior authoritative literature: EITF 00-21, Revenue Arrangements with Multiple Deliverables). ASU 2009-13 retains the criteria from ASC 605-5 for when delivered items in a multiple-deliverable arrangement should be considered separate units of accounting, but modifies the previous separation criterion under ASC 605-25 that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. ASU 2009-13 introduces a selling price hierarchy for multiple deliverable arrangements and allows for management selling price estimates in cases where no vendor specific objective evidence or third party evidence is available. Additionally, this guidance eliminates the residual method of allocation. ASU 2009-13 will be applicable to the Company on January 1, 2011. The Company has not yet evaluated the impact, if any, that ASU 2009-13 will have on its financial statements.

In June 2009, the FASB issued ASC Topic 810 (Prior authoritative literature: SFAS No. 167 Amendments to FASB Interpretation No. 46(R)),which improves financial reporting by enterprises involved with variable

CPEX Pharmaceuticals, Inc. and Subsidiary

Notes to Consolidated and Combined Financial Statements — (Continued)

interest entities. ASC 810 addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. ASC 810 will be applicable to the Company on January 1, 2010. Earlier adoption is prohibited. The Company does not expect the adoption of this topic to have a material impact on its consolidated and combined financial statements.

In June 2009, the FASB issued ASC Topic 860 (Prior authoritative literature: SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140). ASC Topic 860 prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, ASC Topic 860 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS No. 140, by removing the concept of a qualifying special-purpose entity from SFAS No. 140 and removes the exception from applying FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised), or FIN 46(R), to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS No. 140. ASC Topic 860 is effective for transfer of financial assets occurring on or after January 1, 2010. The Company does not expect the adoption of this topic to have a material impact on its consolidated and combined financial statements.

Effective July 1, 2009, the FASB issued ASC Topic 105 (Prior authoritative literature: SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). ASC Topic 105 identifies the FASB Accounting Standards Codification as the authoritative source of accounting principles generally accepted in the United States (“U.S. GAAP”). Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. ASC Topic 105 became effective for financial statements issued for interim reporting periods ending after September 15, 2009. Therefore, beginning with this Form 10-Q, all references made to U.S. GAAP in the notes to the Company’s consolidated financial statements now use the new ASC numbering system. The ASC does not change or alter existing U.S. GAAP and, therefore, it does not have an impact on the Company’s financial position, results of operations or cash flows.

In May 2009, FASB issued FASB ASC Topic 855 (Prior authoritative literature: SFAS No. 165, Subsequent Events). ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855-10-25 requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For unrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. ASC 855 is effective for the interim or annual financial periods ending after June 15, 2009, and is required to be applied prospectively. This guidance does not impact the Company’s current consolidated and combined financial statements.

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

CPEX Pharmaceuticals, Inc. and Subsidiary

Notes to Consolidated and Combined Financial Statements — (Continued)

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

CPEX Pharmaceuticals, Inc. and Subsidiary

Notes to Consolidated and Combined Financial Statements — (Continued)

NOTE 3 —	RECEIVABLES

Receivables consist of the following:

	December 31,
	2009	2008
	(In thousands)

Royalties receivable	$5,206	$4,077
Other	83	368

	$5,289	$4,445

NOTE 4 —	FIXED ASSETS

Fixed assets consist of the following:

	December 31,
	2009	2008
	(In thousands)

Land	$787	$787
Buildings and improvements	1,183	1,183
Equipment	2,151	1,593
Furniture and fixtures	248	248

	4,369	3,811
Construction in-progress	—	160

	4,369	3,971
Less-accumulated depreciation	(1,431)	(1,139)

	$2,939	$2,832

Depreciation expense of approximately $292,000, $275,000 and $243,000 has been charged to operations as a component of Depreciation and amortization expense in the Consolidated and Combined Statements of Operations for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 5 —	INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2009	2008
	(In thousands)

Patents and related patent costs	$5,204	$5,535
Less-accumulated amortization	(2,993)	(3,141)

	$2,211	$2,394

Amortization expense for drug licenses and related costs was approximately $407,000, $407,000 and $509,000 for the years ended December 31, 2009, 2008 and 2007, respectively, and has been recorded in Depreciation and amortization expense in the accompanying Consolidated and Combined Statements of Operations. During the year ended December 31, 2008 the Company recorded $141,000 related to the write-down of certain intangible assets related to the Company’s anti-fungal nail lacquer. Impairment losses related to intangible assets are included in research and development expenses in the accompanying Consolidated and Combined Statements of Operations. There were no impairment losses for the year ended December 31, 2009.

CPEX Pharmaceuticals, Inc. and Subsidiary

Notes to Consolidated and Combined Financial Statements — (Continued)

Amortization expense for existing drug licenses and related costs for each of the next five years and for all remaining years thereafter is estimated to be as follows:

Year Ending December 31,	Future Amortization Expense
(In thousands)

2010	$452
2011	452
2012	452
2013	452
2014	72
2015 and beyond	234

NOTE 6 —	RELATED PARTY DISCLOSURES

Prior to the Separation Date, CPEX operations were fully integrated with Bentley, including executive services, finance, treasury, internal audit, corporate income tax, legal services and investor relations. The accompanying Consolidated and Combined Financial Statements reflect the application of certain estimates and allocations of operating expenses including stock-based compensation. Management believes the methods used to allocate these operating expenses are reasonable. The allocation methods include relative time devoted by executive management on CPEX business and related benefit received by CPEX for other services, such as public company costs and services. Allocations of expenses for these services totaled $4.4 million and $4.2 million for years ended December 31, 2008 and 2007, respectively, and are reflected in Total operating expenses in the Consolidated and Combined Statements of Operations. There have been no allocations of expenses charged to CPEX since the Separation Date.

On June 13, 2008, CPEX and Bentley entered into a series of agreements, — a Separation and Distribution Agreement, a Tax Sharing Agreement, a Transition Services Agreement and an Employee Matters Agreement — to facilitate CPEX in its separation from Bentley. The Transition Services Agreement had an initial term of six months and had an option to be extended for an additional six-month term. As a result of the Transition Services Agreement, CPEX and Bentley were able to provide services to the other as requested for a fee based upon the costs incurred in providing such services. As of the Separation Date, Bentley had prepaid $78,000 to CPEX for services expected to be provided to Bentley. Through December 31, 2008, CPEX recognized $78,000 for performance of those services which is included as an offset to operating expenses in General and administrative in the accompanying Consolidated and Combined Statements of Operations. The Transition Services Agreement expired and was not extended.

NOTE 7 —	ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2009	2008
	(In thousands)

Accrued payroll and related taxes	$828	$715
Accrued clinical costs	183	92
Accrued professional fees	400	416
Other accrued expenses	222	311

	$1,633	$1,534

CPEX Pharmaceuticals, Inc. and Subsidiary

Notes to Consolidated and Combined Financial Statements — (Continued)

NOTE 8 —	EQUITY AND SHARE-BASED COMPENSATION

As previously stated, as of December 31, 2009 the Company’s one share-based compensation plan, which is stockholder approved, permits awards of unrestricted common stock, restricted stock, restricted stock units, options to purchase CPEX common stock, stock appreciation rights and stock equivalents for the Company’s employees, directors and consultants. On June 18, 2009, the Company’s stockholders approved, among other things, the addition of 100,000 shares of common stock to the reserve of shares available for issuance under the Plan. Prior to the Separation, all equity awards were granted by Bentley. In accordance with the Employee Matters Agreement between the Company and Bentley, outstanding Bentley awards held by U.S. employees, directors and consultants were converted into an adjusted Bentley award and a CPEX award on the Separation Date. The number of common shares underlying the CPEX awards was calculated as one-tenth of the number of common shares underlying the original Bentley awards. The price of the CPEX awards was determined by multiplying the original exercise price of the Bentley awards by the when-issued trading price of CPEX common stock on the Separation Date and then dividing that number by the closing Bentley trading price on the Separation Date. These CPEX awards were granted under the Plan. At December 31, 2009, approximately 601,000 shares of common stock were reserved for issuance under the Plan. Approximately 466,000 of these shares were subject to outstanding stock options and approximately 44,000 shares were subject to outstanding restricted stock units. The balance of approximately 91,000 shares were available for future issuance of awards under the Plan. The table below presents the Company’s option activity for the year ended December 31, 2009:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(in 000’s)	Price	Term (Years)	(in 000’s)

Options outstanding, January 1, 2009	430	$15.85
Granted	61	7.81
Exercised	(2)	2.69
Forfeited and expired	(23)	17.21

Options outstanding, December 31, 2009	466	$14.78	8.17	$278

Vested and expected to vest, December 31, 2009	457	$14.78	8.16	$272

Options exercisable, December 31, 2009	194	$14.63	7.48	$80

Options to purchase approximately 2,000 shares of CPEX common stock were exercised during the year ended December 31, 2009 for net cash proceeds to the Company of approximately $4,000, while the total intrinsic value of those option exercises was approximately $14,000. Since the future operating profits of CPEX cannot be reasonably assured, no tax benefit resulting from the settlement of awards has been recorded.

As of December 31, 2009, unrecognized compensation expense related to the unvested portion of the Company’s stock options granted to CPEX employees was approximately $2.1 million and is expected to be recognized over a weighted average period of approximately 1.65 years.

CPEX Pharmaceuticals, Inc. and Subsidiary

Notes to Consolidated and Combined Financial Statements — (Continued)

The fair value of each option award granted to employees is estimated on the date of grant using the Black-Scholes option valuation model. Assumptions and the resulting fair value for option awards granted by CPEX during the years ended December 31, 2009 and 2008 are provided below:

	For the Year	For the Year
	December 31,	December 31,
	2009	2008

Weighted average risk free interest rate	2.45%	3.30%
Dividend yield	0%	0%
Expected life (years)	7	5 to 7
Volatility	85%-88%	65%-79%
Weighted average grant-date fair value of options granted	$5.98	$11.53

The risk-free interest rate is based on the yield curve of U.S. Treasury securities in effect at the date of the grant, having a duration commensurate with the estimated life of the award. CPEX does not expect to declare dividends in the future. Therefore, an annual dividend rate of 0% is used when calculating the grant date fair value of equity awards. The expected life (estimated period of time outstanding) of options granted is estimated based on historical exercise behaviors of Bentley employees. Shares of CPEX common stock began trading on the NASDAQ Capital Market on July 1, 2008. Since this period of time is shorter than the expected term of the options granted, the volatility applied is the average volatility of CPEX and a peer group of comparable life science companies using daily price observations for each company over a period of time commensurate with the expected life of the respective award. CPEX share-based awards generally vest over three years and the maximum contractual term of the awards is 10 years.

In addition to the stock options described above, the Company has granted restricted stock units to its employees. The common shares subject to the restricted stock units are generally issued when they vest. The table below presents the Company’s restricted stock unit activity for the twelve months ended December 31, 2009:

	Number of		Weighted
	Restricted	Weighted	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Units	Grant Date	Contractual	Value
	(in 000’s)	Fair Value	Term (Years)	(in 000’s)

Restricted stock units outstanding, January 1, 2009	14	$12.87
Granted	35	9.03
Vested(1)	(16)	10.44
Forfeited	(1)	12.60

Restricted stock units outstanding, December 31, 2009	32	$9.64	1.52	$347

Vested and expected to vest, December 31, 2009	30	$9.61	1.52	$334

(1)	Includes approximately 13,000 restricted stock units that have vested but for which the underlying common shares are not settled or issued.

As of December 31, 2009, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units granted to CPEX employees was approximately $204,000 and is expected to be recognized over a weighted average period of approximately 1.52 years.

Share-based compensation expense relative to grants of stock options and restricted stock units for the years ended December 31, 2009, 2008 and 2007 totaled approximately $1.8 million, $3.0 million and $1.2 million, respectively. For years ended December 31, 2008 and 2007 the Consolidated and Combined Statements of Operations include share-based compensation expense recorded for Bentley stock option awards

CPEX Pharmaceuticals, Inc. and Subsidiary

Notes to Consolidated and Combined Financial Statements — (Continued)

and Bentley restricted stock unit awards to CPEX employees prior to the Separation and an allocation of share-based compensation of executive officers, non-employee directors and consultants of Bentley. The expenses were recorded in the Condensed Consolidated and Combined Statements of Operations as follows:

	For Year Ended December 31,
	2009	2008	2007
	(In thousands)

General and administrative expenses	$1,351	$2,023	$630
Research and development expenses	413	968	612

	$1,764	$2,991	$1,242

No related compensation expense was capitalized as the cost of an asset and there was no impact on net cash provided by operating activities or net cash used in financing activities as a result of these share-based transactions.

The Company sponsors a 401(k) Plan for eligible employees (the “401k Plan”) and matches eligible contributions with shares of the Company’s common stock. In July 2008, the Company’s Board of Directors authorized and reserved 50,000 shares of common stock for the Company’s contribution to the 401(k) Plan. As of December 31, 2009 approximately 27,000 of these shares were available for contribution to the 401k Plan.

Share-based compensation expense includes matching contributions to the 401(k) Plan by the Company. Share-based compensation expense for periods prior to the Separation Date includes expense attributable to CPEX employees from Bentley’s 401(k) matching contributions and the related allocated share-based compensation of executive officers. For the years ended December 31, 2009, 2008 and 2007 the related expenses were recorded in the Condensed Consolidated and Combined Statements of Operations as follows:

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)

General and administrative expenses	$76	$99	$91
Research and development expenses	96	105	171

	$172	$204	$262

Stockholder Rights Plan

Pursuant to the Rights Agreement that was adopted by the Board of Directors of the Company on June 12, 2008, the Board of Directors declared a dividend of one Right for each outstanding share of common stock payable to stockholders of record at the close of business on June 23, 2008. Each Right, when exercisable, entitles the registered holder to purchase one one-thousandth of a share of Series A preferred stock, par value $0.01 per share, at a purchase price of $100 per share, subject to adjustment. The Rights Agreement is designed to prevent a potential acquirer from gaining control of the Company without fairly compensating all of the Company’s stockholders and to protect the Company from coercive takeover attempts. The Rights will become exercisable only if a person or group of affiliated persons beneficially acquires 15% or more of the Company’s common stock (subject to certain exceptions).

In the event that an acquiring person became the beneficial owner of 15% or more of the then outstanding shares of common stock (except pursuant to a qualifying offer), each holder of a Right will thereafter have a right to receive, upon payment of the purchase price, shares of common stock or, in certain circumstances, cash, property, or other securities of the Company having a value (based on a formula set forth in the Rights Agreement) equal to two times the purchase price of the Right. The Rights are not exercisable until the distribution date and will expire at the close of business on June 12, 2018, unless earlier redeemed or exchanged by the Company.

CPEX Pharmaceuticals, Inc. and Subsidiary

Notes to Consolidated and Combined Financial Statements — (Continued)

NOTE 9 —	PROVISION FOR INCOME TAXES

The provisions for income taxes in 2009, 2008 and 2007 have been determined based on the CPEX business operations as a separate, stand-alone entity. The provision for income taxes in 2008 has been determined based on the CPEX business operations following its separation from Bentley on the Separation Date (June 30, 2008). The separation was accomplished in a transaction by which Bentley’s drug delivery business was contributed to CPEX, a wholly owned subsidiary of Bentley. CPEX was then spun out from Bentley in a taxable transaction by which Bentley shareholders received CPEX stock in a pro-rata distribution. Prior to the Separation Date, the CPEX operations were fully integrated with Bentley, which operated within multiple taxing jurisdictions and is subject to audit in those jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. CPEX and Bentley entered into a Tax Sharing Agreement under which Bentley is obligated on all taxes arising from the CPEX operations up to the Separation Date. CPEX is obligated on all taxes arising from the CPEX operations following the Separation Date.

Although results from operations were presented for the year ended December 31, 2008, net operating losses incurred through the Separation Date will be included in tax returns filed by Bentley and, accordingly, no tax benefits for these losses have been recorded in the income tax provision or deferred tax assets. The provision for income taxes for 2007 has been determined on a pro-forma basis as if CPEX had filed separate tax returns under its current structure for the periods presented.

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Current	$—	$—	$—
Deferred:
State	(158)	(40)	(24)
Federal	(1,505)	(396)	(4,082)
Tax effect of operating loss carryforwards:
State	—	—	(56)
Federal	—	—	1,590
Change in valuation allowance	1,663	436	2,572

Total provision for income taxes	$—	$—	$—

A reconciliation of the income tax provision using the federal statutory rate to the CPEX effective income tax rate is as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Income tax provision (benefits) at federal statutory rates	$(1,034)	$(242)	$(1,676)
Foreign income tax rate differential	—	—	(2,735)
State income taxes (net of federal benefit)	(158)	(40)	(80)
Expiration and utilization of operating loss carryforwards	—	—	2,316
Tax credits	(496)	(156)	(402)
Other	25	2	5
Change in valuation allowance	1,663	436	2,572

	$—	$—	$—

CPEX Pharmaceuticals, Inc. and Subsidiary

Notes to Consolidated and Combined Financial Statements — (Continued)

The components of the CPEX deferred taxes follow. Under the terms of the Separation, the deferred tax assets at December 31, 2007 and through the Separation Date did not carryforward to CPEX and are therefore not included in the December 31, 2009 and 2008 balances.

	December 31,
	2009	2008
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$656	$214
Book/tax basis difference in assets	309	308
Share-based compensation	1,024	344
Research and development tax credit carryforwards	652	156
Other, net	326	282

Total deferred tax assets	2,967	1,304
Valuation allowance	(2,967)	(1,304)

Deferred tax asset, net	$—	$—

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

The valuation allowance for CPEX increased by $1,663,000 in 2009 and by $436,000 in 2008. The 2009 increase consists of $680,000 attributable to stock options, $496,000 in general business credits and $442,000 to NOL carryforwards. The valuation allowance of $1,304,000 in 2008 consists of $344,000 attributable to stock options, 214,000 to NOL carryforwards, and $156,000 in general business credits. The valuation allowance increased by approximately $2,572,000 in 2007, which is primarily attributed to $3,855,000 related to U.S. NOL carryforwards and $402,000 from general business credits. The general business credits are attributed to the Company’s research and development activities.

The Company generated net operating losses (“NOLs”) of approximately $3,040,000 in 2009 and $714,000 in 2008. As of December 31, 2009, the CPEX U.S. Federal NOL carryforwards were approximately $1,677,000. If not offset against future taxable income, the NOL carryforwards will expire in tax years 2028 through 2029. All NOLs generated through the Separation Date related to the CPEX business were retained by Bentley.

As of December 31, 2009, the CPEX U.S. Federal general business credit carryforwards were approximately $652,000. If not offset against future federal taxes, these general business credit carryforwards will expire in the tax years 2028 and 2029. All general business credits generated through the Separation Date related to the CPEX business were retained by Bentley. The Company did not experience any ownership changes during 2009 under Internal Revenue Code Section 382 that would further limit their NOLs or general business credit carryforwards.

In June 2006, the FASB issued ASC Topic 740 (Prior authoritative literature: FIN 48, Accounting for Uncertainty in Income Taxes), which CPEX adopted effective January 1, 2007. The adoption of FIN 48 did not have a material impact on the CPEX combined financial statements. CPEX recognizes interest and penalties related to uncertain tax positions as a component of the provision for income taxes. There were no unrecognized tax positions relating to CPEX at the date of adoption. As of December 31, 2009, the tax year

CPEX Pharmaceuticals, Inc. and Subsidiary

Notes to Consolidated and Combined Financial Statements — (Continued)

2008 is the only year that is open to examination due to the fact that it was the initial year in which CPEX filed as a taxpayer separate from the Bentley consolidated group.

NOTE 10 —	SUBSEQUENT EVENTS

In accordance with ASC Topic 855 (as amended), the Company evaluated subsequent events through the date the audited consolidated and combined financial statements were issued. During this period the Company did not have any material recognizable subsequent events that require further disclosure in this filing.

NOTE 11 —	COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

The Company is obligated to pay certain royalty payments upon commercialization of products using its CPE-215 technology acquired in 1999 and its intellectual property acquired in 2003. The royalties are primarily calculated based upon net sales of certain products generated by the intellectual property. As of December 31, 2009, no royalties are due under the agreements.

Legal Proceedings

In October 2008, we and Auxilium received notice that Upsher-Smith Laboratories filed an Abbreviated New Drug Application, or ANDA, containing a paragraph IV certification in which it certified that it believes that its testosterone gel product does not infringe our patent, U.S. Patent No. 7,320,968 (“the ‘968 Patent”). The ‘968 patent covers a method for maintaining effective blood serum testosterone levels for treating a hypogonadal male using Testim and will expire in January 2025. The ‘968 Patent is listed in Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), published by the U.S. Food and Drug Administration. Upsher-Smith Laboratories’ paragraph IV certification sets forth allegations that the ‘968 Patent will not be infringed by Upsher-Smith’s manufacture, use or sale of the product for which the ANDA was submitted. On December 4, 2008, we and Auxilium filed a lawsuit in the United States District Court for the District of Delaware against Upsher-Smith under the Hatch Waxman Act for infringement of our patent. In June 2009, Upsher-Smith amended its answer to the complaint to include a defense and counterclaim of invalidity of the ‘968 Patent, which CPEX and Auxilium deny. A patent issued by the U.S. Patent and Trademark Office, such as the ‘968 Patent, is presumed valid. The lawsuit is currently ongoing. Any U.S. Food and Drug Administration (FDA) approval of Upsher-Smith’s proposed generic product will be stayed until the earlier of 30 months from the date of receipt of the paragraph IV certification (April 2011) or an adverse decision in our patent infringement lawsuit.

CPEX has filed continuation and divisional applications with the USPTO relating to the ‘968 patent. Six patents issued from these applications on October 27, 2009, namely U.S. Patent Nos. 7,608,605, 7,608,606, 7,608,607, 7,608,608, 7,608,609 and 7,608,610, which may provide us with further market protection. Each of these six patents has been listed in listed in Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book) with respect to Testim.

We and Auxilium are committed to protecting our intellectual property rights and will vigorously pursue this lawsuit. However, if we are unsuccessful in defending the ‘968 Patent covering Testim, sales of Testim and our royalties relating to Testim sales will be materially reduced.

Agreement for a Potential Joint Venture

As previously disclosed, on March 17, 2009, the Company signed an agreement with Heights Partners, LLC (“Heights”) to evaluate the desirability for the Company and Heights to enter into a joint venture arrangement for the development of specified product candidates of Heights. Under the agreement, the parties evaluated several product candidates and on October 15, 2009, the Company advised Heights that it had selected two products for the collaboration. Under the terms of the agreement, the parties must execute a joint

CPEX Pharmaceuticals, Inc. and Subsidiary

Notes to Consolidated and Combined Financial Statements — (Continued)

venture or other contractual arrangement within 90 days, or by January 13, 2010, to conduct such collaboration. The parties agreed to extend this deadline until May 15, 2010. Under the agreement the Company paid $300,000 as an advance against its initial contribution to the potential joint venture. This advance was evidenced by a promissory note payable by Heights to CPEX and secured by a first priority security interest in Height’s intellectual property, including, without limitation, patents, patent applications and know-how, covering any of the specified product development projects, all licenses and other agreements with respect to the foregoing and all proceeds the third party may receive from the sale or license of the intellectual property or products. Under the terms of the agreement as amended, the promissory note, which is included in non-current assets in the accompanying Consolidated Balance Sheet for the year ended December 31, 2009, together with interest, was due in October 2009. Upon execution of a joint venture or other contractual arrangement, Heights shall contribute the amounts payable under the note to the joint venture as the Company’s initial investment. If the parties are unable to execute a joint venture agreement by May 15, 2010, and absent any further extension, all amounts advanced by the Company will become payable by Heights and either party may seek to terminate the obligation to form the joint venture.