Form 10-Q
period 2010-03-31
CPEX Pharmaceuticals, Inc.
filed 2010-05-12
CIK 1418919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
The number of shares of the registrant’s common stock outstanding as of May 10, 2010 was 2,545,089.

CPEX Pharmaceuticals, Inc. and Subsidiary
Form 10-Q for the Quarter Ended March 31, 2010
Index

Page
Part I. Financial Information
Item 1. Unaudited Condensed Consolidated Financial Statements:
Unaudited Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009	3
Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009	4
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2010	5
Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 4. Controls and Procedures	18
Part II. Other Information
Item 6. Exhibits	19
EX-31.1
EX-31.2
EX-32.1
EX-32.2

CPEX Pharmaceuticals, Inc. and Subsidiary
Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
(in thousands, except per share data)	2010	2009
Assets
Current assets:
Cash and cash equivalents	$13,346	$13,695
Receivables	5,339	5,289
Prepaid expenses and other current assets	802	593

Total current assets	19,487	19,577

Non-current assets:
Fixed assets, net	2,854	2,938
Intangible assets, net	2,000	2,211
Restricted cash	1,000	1,000
Note receivable	300	300
Other	22	17

Total non-current assets	6,176	6,466

Total assets	$25,663	$26,043

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,258	$1,374
Accrued expenses	1,883	1,633

Total current liabilities	3,141	3,007

Commitments and contingencies
Stockholders’ equity:
Series A Preferred stock, $0.01 par value, authorized 1,000 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value, authorized 35,000 shares; issued and outstanding, 2,545 and 2,537 shares at March 31, 2010 and December 31, 2009, respectively	25	25
Additional paid-in capital	27,191	26,765
Accumulated deficit	(4,694)	(3,754)

Total stockholders’ equity	22,522	23,036

Total liabilities and stockholders’ equity	$25,663	$26,043

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

CPEX Pharmaceuticals, Inc. and Subsidiary
Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended
	March 31,
(in thousands, except per share data)	2010	2009
Royalties and other revenue	$5,339	$4,011
Operating expenses:
General and administrative	2,540	1,771
Research and development	3,570	2,599
Depreciation and amortization	196	166

Total operating expenses	6,306	4,536

Loss from operations	(967)	(525)

Other income (expenses):
Interest income	27	58
Other income	1	—
Interest (expense)	(1)	(1)

Net loss	$(940)	$(468)

Net loss per common share:
Basic and diluted	$(0.37)	$(0.19)

Weighted average common shares outstanding:
Basic and diluted	2,539	2,483

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

CPEX Pharmaceuticals, Inc. and Subsidiary
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

	$0.01 Par Value		Additional
	Common Stock		Paid-In	Accumulated
(in thousands)	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2010	2,537	$25	$26,765	$(3,754)	$23,036
Net loss	—	—	—	(940)	(940)
Share-based compensation	—	—	360	—	360
Issuance of common stock in lieu of cash compensation	8	—	66	—	66

Balance at March 31, 2010	2,545	$25	$27,191	$(4,694)	$22,522

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

CPEX Pharmaceuticals, Inc. and Subsidiary
Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31,
(in thousands)	2010	2009
Cash flows from operating activities:
Net loss	$(940)	$(468)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	196	166
Share-based compensation expense	360	447
Issuance of common stock in lieu of cash as 401(k) matching contributions	66	51
Non-cash charge for write-down of intangible assets	97	—
Change in operating assets and liabilities:
Receivables	(50)	366
Prepaid expenses and other current assets	(209)	194
Other assets	(5)	—
Accounts payable and accrued expenses	136	(632)

Net cash (used in) provided by operating activities	(349)	124

Cash flows from investing activities:
Additions to fixed assets	—	(197)
Additions to intangible assets	—	(105)
Note receivable	—	(300)

Net cash (used in) investing activities	—	(602)

Net decrease in cash and cash equivalents	(349)	(478)
Cash and cash equivalents at beginning of period	13,695	15,211

Cash and cash equivalents at end of period	$13,346	$14,733

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

CPEX Pharmaceuticals, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
Business
     CPEX Pharmaceuticals, Inc. (which may be referred to as “CPEX” or the “Company”) was incorporated in September 2007 in the state of Delaware and has one wholly-owned subsidiary, CPEX Park, LLC. CPEX is an emerging specialty pharmaceutical company in the business of research and development of pharmaceutical products utilizing its validated drug delivery platform technology. The Company’s platform drug delivery technology is based upon CPE-215®, which enhances permeation and absorption of pharmaceutical molecules across biological membranes such as the skin, nasal mucosa and eye. The Company’s first product is Testim®, a gel for testosterone replacement therapy (“Testim”), which is a formulation of the Company’s technology with testosterone. Testim is licensed to Auxilium Pharmaceuticals, Inc. (“Auxilium”), which is currently marketing it in the United States, Europe and other countries. Nasulin™, is the Company’s patented, intranasal insulin formulation which incorporates CPE-215 as a permeation facilitator that addresses the need for an improved delivery method for insulin. The Company has completed a series of Phase 1 and Phase 2 studies investigating Nasulin. The Company recently completed a Phase 2a study of Nasulin and will not proceed with any further Nasulin development activities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Nasulin Clinical Program” in this report for more information regarding the results of this Phase 2a study and the status of the Nasulin program.
     On April 1, 2010, the Company announced that Serenity Pharmaceuticals, Inc., the Company’s licensing and development partner, entered into a global agreement with Allergan, Inc. for the development and commercialization of Ser-120, a product candidate that utilizes CPEX’s patented intranasal drug delivery technology and is currently in Phase 3 clinical trials for the treatment of nocturia. In connection with its agreement with Serenity, Allergan assumed the Company’s exclusive development and license agreement with Serenity under which CPEX granted Serenity an exclusive and sub-licensable license to use CPEX’s CPE-215® permeation technology for the development of Ser-120. In return, CPEX is entitled to sales milestones and low single digit royalties on worldwide net sales following commercialization of Ser-120.
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
Basis of Presentation
     The accompanying unaudited Condensed Consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and the instructions in Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for future periods. The balance sheet information at December 31, 2009 has been derived from the audited consolidated and combined financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These unaudited Condensed Consolidated financial statements should be read in conjunction with the summary of significant accounting policies and the audited consolidated and combined financial statements of CPEX and notes thereto included in CPEX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission on March 29, 2010. In the accompanying Condensed Consolidated statement of cash flows for the three months ended March 31, 2009, $51,000 has been reclassified from share-based compensation expense, to issuance of common stock in lieu of cash as 401(k) matching contributions, to conform to the current period presentation.
Principles of consolidation
     The financial information presented in this report reflects the assets and liabilities of CPEX Pharmaceuticals, Inc. together with its wholly-owned subsidiary, CPEX Park, LLC. All intercompany balances have been eliminated in consolidation. Management believes that the assumptions underlying the consolidated financial statements are reasonable.

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
Cash and cash equivalents and restricted cash
     The Company considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents for purposes of classification in the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows. The cash and cash equivalents of CPEX include cash balances maintained in commercial bank accounts, amounts invested in overnight sweep investments and cash deposits in money market accounts. The Company’s cash balances exceed the limits of amounts insured by the Federal Deposit Insurance Corporation; however, because management believes deposits are maintained at highly rated financial institutions there is not a significant risk of loss of uninsured amounts. At March 31, 2010, the Company’s cash and cash equivalents balance totaled $13.3 million.
     In connection with intellectual property in-licensed in 2003, the Company obtained a renewable, irrevocable letter of credit in the amount of $1.0 million in favor of the assignor to guarantee future royalty payments by the Company. This letter of credit will expire on June 30, 2010, and the Company does not expect to renew it. The $1.0 million used to secure the letter of credit has been classified as Restricted cash in the Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009.
Accounts receivable and allowances for doubtful accounts
     Receivables consist of the following:

(in thousands)	March 31, 2010	December 31, 2009
Royalties receivable	$5,339	$5,206
Other	—	83

	$5,339	$5,289

     CPEX did not write-off any uncollectible receivables in the three month periods ended March 31, 2010 and 2009. In addition, CPEX reviewed all receivable balances and concluded that no allowance for doubtful accounts was necessary as of March 31, 2010.
Fixed Assets
     As a result of management’s decision not to proceed with the development of Nasulin, management identified certain equipment related to the manufacture of Nasulin that it does not expect to use in the future. As of April 6, 2010, the Company determined that the plan of sale criteria as set forth in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 360-10-45 had been met. The Company believes the equipment will be sold no later than the end of 2010. In accordance with ASC 360-10-45-13, since the held-for-sale criteria were met after the balance sheet date the carrying amount, or net book value, of the equipment, which is $515,000, is considered held and used and is included in Fixed assets, net in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2010. The Company believes the carrying amount of the equipment approximates market value. The Company has not recognized any gains or losses during the quarter ended March 31, 2010 related to this equipment.
Intangible Assets
     Costs incurred in connection with acquiring licenses, patents and other proprietary rights related to the business of the Company are capitalized as intangible assets. These assets are amortized on a straight-line basis for periods not exceeding fifteen years from the dates of acquisition. Such assets are reviewed at least annually, or whenever events or changes in circumstances indicate that the assets may be impaired, by comparing the carrying amounts to their estimated future undiscounted cash flows and adjustments are made for any diminution in value below the carrying value. During the three months ended March 31, 2010 the Company recorded $97,000 related to the write-down of certain intangible assets. These assets relate to a license and collaboration agreement with a third-party for intranasal insulin in certain non-U.S countries. Impairment losses related to Intangible Assets are included in Research and development expenses in the accompanying Consolidated Statements of Operations. The Company did not record any impairment losses during the three months ended March 31, 2009. At March 31, 2010, the Company also reassessed the useful lives of its remaining intangible assets and determined that the estimated useful lives are appropriate for determining amortization expense.
Accrued Expenses
     Accrued expenses consist of the following:

(in thousands)	March 31, 2010	December 31, 2009
Accrued payroll and related taxes	$954	$828
Accrued clinical costs	244	183
Accrued professional fees	317	400
Other accrued expenses	368	222

	$1,883	$1,633

Revenue recognition
     The Company recognizes revenue from royalties on Auxilium’s sales of Testim in accordance with FASB ASC 605-10-S99-1, which requires sales to be recorded upon shipment, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, title has passed, collectability is reasonably assured and the price is fixed or determinable. Total royalty revenues recognized for the three months ended March 31, 2010 and 2009 were $5.3 million and $4.0 million, respectively.
Fair value measurements
     On January 1, 2007, the Company adopted FASB ASC Topic 820 which provides guidance for measuring the fair value of assets and liabilities, and requires expanded disclosures about fair value measurements. FASB ASC 820-10-35-9 indicates that fair value should be determined based on the assumptions marketplace participants would use in pricing the asset or liability, and provides additional guidelines to consider in determining the market-based measurement. The adoption of FASB ASC Topic 820 did not have a material impact on the Company’s Condensed Consolidated financial statements. The carrying amounts of cash and cash equivalents, trade and note receivables, accounts payable and accrued expenses approximate fair value because of their short-term nature. FASB ASC 820-10-20 clarifies that the definition of fair value retains the exchange price notion and focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). FASB ASC 820-10-35 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, therefore a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability including assumptions about risk, the effect of sale or use restrictions on an asset and non-performance risk including an entity’s own credit risk relative to a liability. FASB ASC 820-10-35 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). FASB ASC 820-10-35-6 emphasizes that valuation techniques should maximize the use of observable inputs and minimize the use of unobservable inputs.
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
     The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and the amounts as they correspond to the respective level within the fair value hierarchy established by FASB ASC 820-10-50.

		Fair Value Measurements at March 31, 2010 Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Total at	Identical Assets	Observable Inputs	Inputs
(in thousands)	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$11,994	$11,994	—	—
Restricted Cash	1,000	1,000	—	—

Total assets at fair value	$12,994	$12,994	—	$—

(1)	Included in cash and cash equivalents in the accompanying Condensed Consolidated balance sheet.
Clinical trial expenses
     Clinical trial expenses, which are reflected in research and development expenses, result from obligations under contracts with vendors, consultants, and clinical sites in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in cash flows which are not consistent with the periods in which materials or services are provided. In accordance with FASB ASC 730-20-25-13, these costs are capitalized upon payment and recognized as an expense according to the progress of each trial as measured by patient progression and the timing of various aspects of the trial. The progress of the trials, including the level of services performed, is determined based upon discussions with internal personnel as well as outside service providers.
Provision for income taxes
     The Company recognizes interest and penalties related to uncertain tax positions as a component of the provision for income taxes. As future operating profits could not be reasonably assured, no tax benefit has been recorded for the losses generated by CPEX in any period presented. Accordingly, CPEX has established valuation allowances equal to the full amount of its deferred tax assets. Should CPEX determine that it is more likely than not that it will realize certain of its net deferred tax assets for which it has previously provided a valuation allowance, an adjustment would be required to reduce the existing valuation allowance.
Comprehensive loss
     Comprehensive loss is defined as the change in net assets of the Company during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company had no components of comprehensive loss other than its net loss for all periods presented.
Net loss per common share
     Basic net loss per common share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed based upon the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of the Company’s common stock equivalents, including the exercise of common stock equivalents based upon the average market price of the common stock for the period. Basic and diluted net loss per common share is computed the same for all periods presented since the Company had losses for all periods presented. Consequently, dilutive weighted average shares do not include 529,157 and 499,387 common stock equivalents, which includes stock options and restricted stock units, for the three months ended March 31, 2010 and 2009, respectively, as their effect would have been anti-dilutive.
Share-based compensation
     As of March 31, 2010 the Company had one share-based compensation plan, its Amended and Restated 2008 Equity Incentive Plan (the “Plan”). The Plan, which is shareholder approved, permits awards of unrestricted common stock, restricted stock, restricted stock units, options to purchase CPEX common stock, stock appreciation rights and stock equivalents for the Company’s employees, directors and consultants. The total number of shares which may be subject to awards under the plan is 855,000. At March 31, 2010, approximately 597,000 shares of common stock were reserved for issuance under the Plan. Approximately 483,000 of these shares were subject to outstanding stock options and approximately 46,000 shares were subject to outstanding restricted stock units, including approximately 17,000 restricted stock units that have vested but have not been settled. Approximately 68,000 shares were available for future issuance of awards under the Plan.

     The table below presents the Company’s option activity for the three months ended March 31, 2010:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(in 000’s)	Price	Term (Years)	(in 000’s)
Options outstanding, January 1, 2010	466	$14.78
Granted	17	15.60

Options outstanding, March 31, 2010	483	$14.81	8.00	$956

Vested and expected to vest, March 31, 2010	474	$14.80	7.99	$944

Options exercisable, March 31, 2010	209	$14.09	7.35	$545

     The total fair value of stock options that vested during the three months ended March 31, 2010 was approximately $80,000.
     As of March 31, 2010, unrecognized compensation expense related to the unvested portion of the Company’s stock options granted to CPEX employees was approximately $2.0 million and is expected to be recognized over a weighted average period of approximately 1.47 years.
     The fair value of each option award granted to employees is estimated on the date of grant using the Black-Scholes option valuation model. Assumptions and the resulting fair value for option awards granted by CPEX during the three months ended March 31, 2010 and 2009 are provided below.

	For the Three Months Ended
	March 31,
	2010	2009
Weighted average risk free interest rate	3.15%	2.27%
Dividend yield	0%	0%
Expected life (years)	7	7
Volatility	87.58%	84.99%
Weighted average fair value of options granted	$12.16	$5.35
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
     In addition to the stock options described above, the Company has granted restricted stock units to its employees. The common shares subject to the restricted stock units are generally issued when they vest. The table below presents the Company’s restricted stock unit activity for the three months ended March 31, 2010:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Grant Date	Contractual	Value
	(in 000’s)	Fair Value	Term (Years)	(in 000’s)
Restricted stock units outstanding, January 1, 2010	32	$9.64
Granted	6	15.60
Vested(1)	(8)	8.70
Forfeited	(1)	9.78

Restricted stock units outstanding, March 31, 2010	29	$11.13	1.71	$454

Vested and expected to vest, March 31, 2010	27	$11.11	1.71	$436

(1)	Includes approximately 5,000 restricted stock units that have vested but for which the underlying common shares are not settled or issued.

     As of March 31, 2010, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units granted to CPEX employees was approximately $210,000 and is expected to be recognized over a weighted average period of approximately 1.71 years.
     Share-based compensation expense relative to grants of stock options and restricted stock units for the three months ended March 31, 2010 and 2009 totaled approximately $360,000 and $447,000, respectively. The expenses were recorded in the Condensed Consolidated Statements of Operations as follows:

	For the Three Months
	Ended March 31,
(in thousands)	2010	2009
General and administrative expenses	$310	$347
Research and development expenses	50	100

	$360	$447

     No related compensation expense was capitalized as the cost of an asset and there was no impact on net cash provided by operating activities or net cash used in financing activities as a result of these share-based transactions.
     The Company sponsors a 401(k) Plan for eligible employees (the “401k Plan”) and matches eligible contributions with shares of the Company’s common stock. In July 2008, the Company’s Board of Directors authorized and reserved 50,000 shares of common stock for the Company’s contribution to the 401(k) Plan. As of March 31, 2010 approximately 23,000 of these shares were available for contribution to the 401k Plan.
     Share-based compensation expense includes matching contributions to the 401(k) Plan by the Company. For the three months ended March 31, 2010 and 2009 the related expenses were recorded in the Condensed Consolidated Statements of Operations as follows:

	For the Three Months
	Ended March 31,
(in thousands)	2010	2009
General and administrative expenses	$28	$26
Research and development expenses	38	25

	$66	$51

Recently issued accounting pronouncements
     In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 for Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This Update requires new disclosures for transfers in and out of Level 1 and 2 and activity in Level 3. This Update also clarifies existing disclosures for level of disaggregation and about inputs and valuation techniques. The new disclosures are effective for interim and annual periods beginning after December 15, 2009, except for the Level 3 disclosures, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company’s financial statements and is not expected to have a significant impact on the reporting of the Company’s financial condition or results of operations.
     In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method, which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. Under the milestone method of revenue recognition, consideration that is contingent upon achievement of a milestone in its entirety can be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This standard provides the criteria to be met for a milestone to be considered substantive which includes that: a) performance consideration earned by achieving the milestone be commensurate with either performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from performance to achieve the milestone; and b) relate to past performance and be reasonable relative to all deliverables and payment terms in the arrangement. This standard is effective on a prospective basis for milestones in fiscal years beginning on or after June 15, 2010. The Company has not yet evaluated the impact, if any, that ASU 2010-17 will have on its financial statements.
     In June 2009, the FASB issued ASC Topic 810, which improves financial reporting by enterprises involved with variable interest entities. ASC 810 addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. The Company adopted this topic as of January 1, 2010 and determined that the adoption did not have a material impact on its consolidated financial statements.

     In June 2009, the FASB issued ASC Topic 860. ASC Topic 860 prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, ASC Topic 860 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS No. 140, by removing the concept of a qualifying special-purpose entity from SFAS No. 140 and removes the exception from applying FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised), or FIN 46(R), to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS No. 140. The Company adopted this topic as of January 1, 2010 and determined that the adoption did not have a material impact on its consolidated financial statements.
Commitments, contingencies and concentrations
     The Company is obligated to pay certain royalty payments upon commercialization of products using its CPE-215 technology acquired in 1999 and its intellectual property acquired in 2003. The royalties are primarily calculated based upon net sales of certain products generated by the intellectual properties. As of March 31, 2010, no royalties are due under the agreements.
     Legal Proceedings
     In October 2008, we and Auxilium received notice that Upsher-Smith Laboratories filed an Abbreviated New Drug Application, or ANDA, containing a paragraph IV certification in which it certified that it believes that its testosterone gel product does not infringe our patent, U.S. Patent No. 7,320,968 (“the ‘968 Patent”). The ‘968 patent covers a method for maintaining effective blood serum testosterone levels for treating a hypogonadal male using Testim and will expire in January 2025. The ‘968 Patent is listed in Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), published by the U.S. Food and Drug Administration. Upsher-Smith Laboratories’ paragraph IV certification sets forth allegations that the ‘968 Patent will not be infringed by Upsher-Smith’s manufacture, use or sale of the product for which the ANDA was submitted. On December 4, 2008, we and Auxilium filed a lawsuit in the United States District Court for the District of Delaware against Upsher-Smith under the Hatch Waxman Act for infringement of our patent. In June 2009, Upsher-Smith amended its answer to the complaint to include a defense and counterclaim of invalidity of the ‘968 Patent, which CPEX and Auxilium deny. A patent issued by the U.S. Patent and Trademark Office, such as the ‘968 Patent, is presumed valid. The lawsuit is currently pending. Any U.S. Food and Drug Administration (FDA) approval of Upsher-Smith’s proposed generic product will be stayed until the earlier of 30 months from the date of receipt of the paragraph IV certification (April 2011) or an adverse decision in our patent infringement lawsuit.
     CPEX has filed continuation and divisional applications with the USPTO relating to the ‘968 patent. Six patents issued from these applications on October 27, 2009, namely U.S. Patent Nos. 7,608,605, 7,608,606, 7,608,607, 7,608,608, 7,608,609 and 7,608,610, which may provide us with further market protection. Each of these six patents has been listed in listed in the Orange Book with respect to Testim.
     We and Auxilium are committed to protecting our intellectual property rights and will vigorously pursue this lawsuit. However, if we are unsuccessful in defending the ‘968 Patent covering Testim, sales of Testim and our royalties relating to Testim sales will be materially reduced.
     Agreement for a Potential Joint Venture
     As previously disclosed, on March 17, 2009, the Company signed an agreement with Heights Partners, LLC (“Heights”) to evaluate the desirability for the Company and Heights to enter into a joint venture arrangement for the development of specified product candidates of Heights. Under the agreement, the parties evaluated several product candidates and on October 15, 2009, the Company advised Heights that it had selected two products for the collaboration. Under the terms of the agreement, the parties had to execute a joint venture or other contractual arrangement within 90 days, or by January 13, 2010, to conduct such collaboration. The parties agreed to extend this deadline until June 30, 2010. Under the agreement the Company paid $300,000 as an advance against its initial contribution to the potential joint venture. This advance was evidenced by a promissory note payable by Heights to CPEX and secured by a first priority security interest in Height’s intellectual property, including, without limitation, patents, patent applications and know-how, covering any of the specified product development projects, all licenses and other agreements with respect to the foregoing and all proceeds the third party may receive from the sale or license of the intellectual property or products. Under the terms of the agreement as amended, the promissory note, which is included in non-current assets in the accompanying Consolidated Balance Sheets, together with interest, was originally due in October 2009. It has been extended until the same deadline as for the joint venture agreement. Upon execution of a joint venture or other contractual arrangement, Heights shall contribute the amounts payable under the note to the joint venture as the Company’s initial investment. If the parties are unable to execute a joint venture agreement by June 30, 2010, and absent any further extension, all amounts advanced by the Company will become payable by Heights and either party may seek to terminate the obligation to form the joint venture.
Subsequent Events
     In accordance with ASC Topic 855 (as amended), the Company evaluated subsequent events through the date the Condensed Consolidated financial statements were issued. During this period the Company did not have any material recognizable subsequent events that require further disclosure in this filing.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with all financial and non-financial information appearing elsewhere in this report and with our consolidated and combined financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) on March 29, 2010, referred to as the 2009 Form 10-K. Except for the historical information contained herein, the foregoing discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected in the forward-looking statements discussed herein due to competitive factors and other risks discussed in the 2009 Form 10-K under Item 1A “Risk Factors”.
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
     In addition to our Nasulin program, Serenity Pharmaceuticals, Inc. (“Serenity”), our licensing and development partner, is recruiting patients in multiple Phase 3 clinical trials for Ser-120, a product candidate for the treatment of nocturia that utilizes our patented intranasal drug delivery technology. These randomized, double blind, placebo controlled studies are being conducted at multiple sites in the United States. On April 1, 2010, we announced that Serenity entered into a global agreement with Allergan, Inc. for the development and commercialization of Ser-120. In connection with its agreement with Serenity, Allergan assumed the exclusive license agreement between CPEX and Serenity that the companies entered into in February 2008. Under the February 2008 agreement, we granted Serenity an exclusive and sub-licensable license to use our CPE-215® permeation technology for the development of Ser-120. In return, we are entitled to sales milestones and low single digit royalties on worldwide net sales following commercialization of Ser-120.
     Until March 2010, our internal research and development programs for our drug delivery technology had been primarily focused on the development of Nasulin, an intranasal formulation of insulin being developed to treat hyperglycemia in patients suffering from Type 1 and Type 2 diabetes. Based on a full review of the results of our recently completed Phase 2a trial of Nasulin, we have decided not to proceed with any further Nasulin development activities and to seek to sell or out-license the program.
     On April 22, 2010, RSR Acquisition Co., a subsidiary of Shelter Bay Holdings, LLC whose principal is Richard Rofé, made an unsolicited conditional tender offer to acquire all of the outstanding shares of CPEX, subject to a number of conditions contained in the tender offer documents filed with the SEC, for $16.00 per share in cash (the “Tender Offer”). On May 6, 2010 we filed a Schedule 14D-9 with the SEC in which our Board of Directors unanimously recommended that our stockholders reject the Tender Offer and not tender their shares pursuant to the Tender Offer and withdraw any previously tendered shares. For information as to the reasons for our Board of Directors recommendation and further information related to the Tender Offer, see our Schedule 14D-9 as filed with the SEC. At the same time, our Board of Directors also announced that it intends to explore strategic alternatives to maximize shareholder value, which may include a sale, merger or other business combination of CPEX with a third party, including RSR Acquisition Co. or another affiliate of Mr. Rofé, monetization of our assets, including our rights to receive royalties and milestone payments, remaining independent, acquiring other companies or their assets or other strategic or financial alternatives, including any combination of the foregoing.
     We believe, based upon our experience with Testim and Ser-120, that our technology has the ability to significantly enhance the permeation of a wide range of therapeutic molecules. To expand the development and commercialization of products using our technology, we are pursuing strategic alliances with partners including large pharmaceutical, specialty pharmaceutical and biotechnology companies. The alliance opportunities may include co-development of products, in-licensing of therapeutic molecules, out-licensing of delivery technology or partnering late-stage candidates for commercialization.
Nasulin Clinical Program
The following is a summary of the results of a recently completed Phase 2 study;
•	Nasulin-US-0100-CPEX011 — The effect of Nasulin vs. Placebo on blood glucose control in patients with moderately controlled Type 2 diabetes mellitus currently treated with basal insulin and oral antidiabetic medications, excluding secretagogues, in a Phase 2a, randomized, parallel, double-blind, placebo-controlled, multi-center study. This study, which randomized 94 patients, was designed to assess the efficacy and safety of Nasulin versus a placebo over a 6-week treatment period and was conducted at multiple centers across the United States. The primary objective was to demonstrate that subjects receiving Nasulin would achieve a larger increase from baseline in the mean proportion of time spent with normal glucose levels (or in euglycemia) than those receiving placebo, as assessed by continuous glucose monitoring. Although subjects in the Nasulin group spent more time in euglycemia at the end of the study compared to subjects in the placebo group, the difference between the two groups was not statistically significant (p-value = 0.2). The secondary efficacy measurements of change from baseline in average glucose as measured by continuous glucose monitoring and the change from baseline in serum fructosamine were consistent with the primary endpoint analysis. No critical safety signals were detected with Nasulin in the study. The most common adverse events were those attributable to administration site reactions associated with the nasal route of delivery, the majority of which were mild. The percentage of subjects reporting hypoglycemia was similar between both the Nasulin and placebo groups. At the end of the trial a meal challenge was conducted which demonstrated significant reductions in the maximum concentrations of serum glucose in the Nasulin group versus placebo, as well as significant reductions in the overall glucose load during 60, 90 and 240 minutes after dosing. These findings support the pharmacodynamic data demonstrated in previous Phase 1 clinical studies. Based on a full review of the results of this trial, the Company has decided not to proceed with any further Nasulin development and will seek to sell or out-license the program.
RESULTS OF OPERATIONS:
     The following is a discussion of the results of our operations for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,		Increase (Decrease)
(Unaudited, in thousands)	2010	2009	$	%
Royalties and other revenue	$5,339	$4,011	$1,328	33%

Operating expenses:
General and administrative	2,540	1,771	769	43%
Research and development	3,570	2,599	971	37%
Depreciation and amortization	196	166	30	18%

Total operating expenses:	6,306	4,536	1,770	39%

Loss from operations	(967)	(525)	(442)	84%

Other, net	27	57	(30)	(53)%

Net loss	$(940)	$(468)	$(472)	101%

     Royalties and other revenues increased 33% to $5.3 million for the three months ended March 31, 2010, from $4.0 million for the three months ended March 31, 2009, due to increased royalties earned on sales of Testim. This growth is due to continued increases in prescriptions for Testim and to its increased market share of the testosterone replacement gel market. It has been reported that prescriptions for Testim increased 14.8% during the first quarter of 2010 compared to the same period in 2009. Our royalty income is subject to several risks, including potential competition from generic products. See Liquidity and Capital Resources — Liquidity Risk for further discussion.

     General and administrative expenses increased 43% to $2.5 million for the three months ended March 31, 2010, from $1.8 million for the three months ended March 31, 2009 primarily due to increased advisory and consulting services. As described above in the “Overview” section, Arcadia has commenced an unsolicited conditional tender offer to acquire all of the outstanding shares of CPEX’s common stock for $16.00 per share in cash. We expect to continue incurring outside advisor costs related to this tender offer.
     Research and development expenses increased 37% to $3.6 million for the three months ended March 31, 2010 from $2.6 million for the three months ended March 31, 2009, primarily due to a $1.1 million increase in expenses related to preclinical and clinical studies both inside and outside the Nasulin development program. This increase was partially offset by decreased employee related expenses during the first quarter of 2010 compared to the same period in 2009. Although cost estimates are subject to change and fluctuation from quarter to quarter, we expect research and development expenses for 2010 to range between $10 million and $12 million.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES:
Overview

	March 31,	December 31,
(unaudited, in thousands)	2010	2009
Summary Financial Position
Cash and cash equivalents	$13,346	$13,695
Accounts receivable	5,339	5,289
Total assets	25,663	26,043
Accounts payable and accrued expenses	3,141	3,007
Working capital	16,346	16,570
Total stockholders’ equity	22,522	23,036

	For the Three Months Ended
	March 31,
(unaudited, in thousands)	2010	2009
Summary of Sources and (Uses of) Cash:
Operating activities	$(349)	$124
Investing activities	—	(602)
Purchases of fixed assets	—	(197)
Additions to intangible assets	—	(105)
Financing activities	—	—
FINANCIAL CONDITION
Sources and Uses of Cash
Operating Activities
     Net cash used in operating activities was $349,000 for the three months ended March 31, 2010, primarily resulting from the net loss of $940,000 and an increase in prepaid expenses and other current assets of $209,000, which were partially offset by non-cash share-based compensation of $360,000, depreciation and amortization of $196,000, increases in accounts payable and accrued expenses of $136,000 and a non-cash charge of $97,000 for the write-down of intangible assets. This compared to $124,000 used in the three months ended March 31, 2009, resulting from the net loss of $468,000, a reduction in accounts payable and accrued expenses of $632,000, which were more than offset by non-cash share-based compensation of $447,000, and decreases in accounts receivables of $366,000, prepaid expenses and other current assets of $194,000, and depreciation and amortization of $166,000.
Investing Activities
     Our investing activities have included capital expenditures necessary to expand our manufacturing capacity and laboratory facilities, purchase laboratory equipment and upgrade office equipment. In addition, investing activities include outlays related to patent registration costs and costs to acquire intellectual property rights. Cash used in investing activities in 2009 includes a $300,000 note receivable, which is described under Commitments, contingencies and concentrations in the accompanying Notes to the Condensed Consolidated Financial Statements. Net cash used for additions to fixed assets and intellectual property totaled $302,000 in the three months ended March 31, 2009. We expect to invest approximately $220,000 in capital expenditures in 2010, primarily for research and development equipment.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
     We had approximately $13.3 million in cash at March 31, 2010. We believe this source of cash and our ongoing revenue stream from Testim royalties will be sufficient to fund our operations and our cash requirements for at least the next twelve months. Although cost estimates and timing of expenses are subject to change, we expect research and development expenses for 2010 to range between $10 million and $12 million. There can be no assurance that changes in our research and development plans or other events affecting our revenues or operating expenses will not result in the earlier depletion of our funds. However, we will continue to explore alternative sources for financing our business activities. In appropriate situations, which will be strategically determined, we may seek funding from other sources, including, but not limited to, contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products currently under development or sales of debt or equity securities.
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
Critical Accounting Policies and Estimates
     Our significant accounting policies are more fully described in Note 2 to our consolidated and combined financial statements in our 2009 Form 10-K. Some of our accounting policies are particularly important to the portrayal of our financial position, results of operations and cash flows and require the application of significant judgment by our management; as a result, they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of any estimates. Those estimates are based on our historical experience, terms of existing contracts, our observation of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. We have reviewed our critical accounting policies and estimates discussed in our 2009 Form 10-K and have determined that those policies remain our most critical accounting policies for the quarter ended March 31, 2010. We did not make any changes to those policies during the quarter ended March 31, 2010.
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
     These forward-looking statements are based on our current expectations, beliefs, assumptions, estimates, forecasts and projections for our business and the industry and markets in which we compete. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. We caution investors not to place undue reliance on the forward-looking statements contained in this report. These statements speak only as of the date of this report, and we do not undertake any obligation to update or revise them, except as required by law. Important factors that may cause actual results to differ materially from those indicated by our forward-looking statements include our ability to meet scheduled milestones in our clinical development programs, favorable resolution of our lawsuit against Upsher-Smith, and the unsolicited, conditional tender offer commenced by Arcadia as well as the risk factors contained in Section 1A, entitled “Risk Factors”, in our 2009 Form 10-K. As a result of these and other factors, we may experience material fluctuations in our future operating results, which could materially affect our business, financial position, and stock price.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     We evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e)under the Exchange Act, as of the end of the period covered by this report. John A. Sedor, our Chief Executive Officer, and Robert P. Hebert, our Chief Financial Officer, participated in this evaluation. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
(b) Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation of our internal controls that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 contains a detailed discussion of certain risks that could materially and adversely affect our business, operating results or financial condition. These risk factors are incorporated herein by this reference to them. In addition, the following risk factor should be read in conjunction with the “Risk Factors” referenced above:
          The tender offer by RSR Acquisition Company and proposed stockholder initiatives by its affiliates are a distraction for our management and create uncertainty that may adversely affect our business. There is also no certainty that we will ultimately enter into any agreement with any party regarding a strategic alternative.
On January 7, 2010, Arcadia Capital Advisors LLC and its principal, Richard Rofé announced their intention to nominate a candidate to be elected a director of the Company and to initiate other proposals for stockholder action at our 2010 annual meeting of stockholders, and also filed a TO-C with the SEC to make an unsolicited contingent offer to purchase the outstanding shares of our common stock for $14.00 per share. On April 29, 2010, RSR Acquisition Company, an affiliate of Mr. Rofé, announced its launch of an unsolicited contingent tender offer to acquire the outstanding shares of our common stock for $16.00 per share (the “Offer”). On May 6, 2010, we announced that our Board of Directors, with the assistance of our financial and legal advisors, unanimously determined that the Offer was inadequate and recommended that the Company’s stockholders reject the Offer. We also announced that we intend to explore strategic alternatives to maximize stockholder value, including, but not limited to, a sale, merger or other business combination of the Company with a third party or a monetization of the Company’s assets including its rights to receive royalties and milestone payments.
The review and consideration of the unsolicited Offer (and any alternate proposals that may be made by other parties as we review strategic alternatives) have become and may continue to be a significant distraction for our management and employees and have required, and may continue to require, the expenditure of significant time and resources by us. This unsolicited Offer has also created uncertainty for our employees and this uncertainty has adversely affected and may continue to adversely affect our ability to retain key employees and to hire new talent. These consequences, alone or in combination, may harm our business and have a material adverse effect on our results of operations.
We believe that the future trading price of our common stock is likely to be volatile and could be subject to wide price fluctuations based on many factors, including uncertainty associated with the Offer or any subsequent unsolicited tender offer, as well as with the outcome of our exploration of strategic alternatives to maximize stockholder value. In particular, we note that there is uncertainty as to the nature of any transaction with respect a possible strategic alternative as well as uncertainty as to whether we will ultimately enter into one at all.
Item 6. Exhibits
     The Exhibits filed as part of this report are listed on the Exhibit Index immediately preceding the exhibits, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPEX PHARMACEUTICALS, INC. Registrant
May 12, 2010	By:	/s/ Robert P. Hebert
Robert P. Hebert
Chief Financial Officer and Vice President (Principal Financial Officer)

Exhibit Index

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of CPEX Pharmaceuticals, Inc. filed. Filed as Exhibit 3.1 to Amendment No. 4 of the CPEX Form 10 (File No. 001-33895) filed on May 30, 2008 and incorporated herein by this reference.

3.2	Form of Certificate of Designation of Series A Preferred Stock. Filed as Exhibit A to the Form of Rights Agreement filed as Exhibit 4.1 to Amendment No. 4 of the CPEX Form 10 (File No. 001-33895) filed on May 30, 2008 and incorporated herein by this reference.

3.3	Amended and Restated By-laws of CPEX Pharmaceuticals, Inc. Filed as Exhibit 3.2 to Amendment No. 4 of the CPEX Form 10 (File No. 001-33895) filed on May 30, 2008 and incorporated herein by this reference.

10.1	Employment Agreement by and between CPEX Pharmaceuticals, Inc. and Nils Bergenhem dated February 1, 2010. Filed as exhibit 10.11 to the CPEX Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference

31.1	* Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	* Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	* Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	* Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.