Form 10-Q
period 2010-06-30
CPEX Pharmaceuticals, Inc.
filed 2010-08-12
CIK 1418919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares of the registrant’s common stock outstanding as of August 10, 2010 was 2,614,284.

CPEX Pharmaceuticals, Inc. and Subsidiary
Form 10-Q for the Quarter Ended June 30, 2010

CPEX Pharmaceuticals, Inc. and Subsidiary
Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
(in thousands, except per share data)	2010	2009
Assets
Current assets:
Cash and cash equivalents	$14,807	$13,695
Receivables	5,747	5,289
Prepaid expenses and other current assets	961	1,110

Total current assets	21,515	20,094

Non-current assets:
Fixed assets, net	2,288	2,421
Intangible assets, net	1,888	2,211
Restricted cash	—	1,000
Note receivable	300	300
Other	8	17

Total non-current assets	4,484	5,949

Total assets	$25,999	$26,043

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,125	$1,374
Accrued expenses	970	1,633

Total current liabilities	2,095	3,007

Commitments and contingencies
Stockholders’ equity:
Series A Preferred stock, $0.01 par value, authorized 1,000 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value, authorized 35,000 shares; issued and outstanding, 2,576 and 2,537 shares at June 30, 2010 and December 31, 2009, respectively	26	25
Additional paid-in capital	27,407	26,765
Accumulated deficit	(3,529)	(3,754)

Total stockholders’ equity	23,904	23,036

Total liabilities and stockholders’ equity	$25,999	$26,043

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

CPEX Pharmaceuticals, Inc. and Subsidiary
Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2010	2009	2010	2009
Royalties and other revenue	$5,763	$4,473	$11,102	$8,484
Operating expenses:
General and administrative	2,748	2,163	5,287	3,934
Research and development	1,706	3,394	5,276	5,993
Depreciation and amortization	171	164	367	330

Total operating expenses	4,625	5,721	10,930	10,257

Income (loss) from operations	1,138	(1,248)	172	(1,773)

Other income (expenses):
Interest income	26	45	53	103
Other income	—	—	1	—
Interest (expense)	(1)	(1)	(1)	(2)

Net income (loss)	$1,163	$(1,204)	$225	$(1,672)

Net income (loss) per common share:
Basic	$0.46	$(0.48)	$0.09	$(0.67)

Diluted	$0.43	$(0.48)	$0.09	$(0.67)

Weighted average common shares outstanding:
Basic	2,554	2,495	2,547	2,489

Diluted	2,676	2,495	2,628	2,489

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

CPEX Pharmaceuticals, Inc. and Subsidiary
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

	$0.01 Par Value		Additional
	Common Stock		Paid-In	Accumulated
(in thousands)	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2010	2,537	$25	$26,765	$(3,754)	$23,036
Net income	—	—	—	225	225
Share-based compensation	—	—	526	—	526
Issuance of common stock in lieu of cash compensation	17	1	116	—	117
Exercise of stock options	22	—	—	—	—

Balance at June 30, 2010	2,576	$26	$27,407	$(3,529)	$23,904

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

CPEX Pharmaceuticals, Inc. and Subsidiary
Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income (loss)	$225	$(1,672)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	366	330
Share-based compensation expense	526	873
Issuance of common stock in lieu of cash as 401(k) matching contributions	116	101
Non-cash charge for write-down of intangible assets	98	—
Change in operating assets and liabilities:
Receivables	(458)	(90)
Prepaid expenses and other current assets	149	(215)
Other assets	9	—
Accounts payable and accrued expenses	(911)	1,056

Net cash provided by operating activities	120	383

Cash flows from investing activities:
Purchases of fixed assets	(8)	(277)
Additions to intangible assets	—	(183)
Note receivable	—	(300)
Restricted cash	1,000	—

Net cash provided by (used in) investing activities	992	(760)

Cash flows from financing activities:
Proceeds from a exercise of stock options	—	4

Net cash provided by financing activities	—	4

Net increase (decrease) in cash and cash equivalents	1,112	(373)
Cash and cash equivalents at beginning of period	13,695	15,211

Cash and cash equivalents at end of period	$14,807	$14,838

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

CPEX Pharmaceuticals, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
Business
     CPEX Pharmaceuticals, Inc. (which may be referred to as “CPEX” or the “Company”) was incorporated in September 2007 in the state of Delaware and has one wholly-owned subsidiary, CPEX Park, LLC. CPEX is an emerging specialty pharmaceutical company in the business of research and development of pharmaceutical products utilizing its validated drug delivery platform technology. The Company’s platform drug delivery technology is based upon CPE-215®, which enhances permeation and absorption of pharmaceutical molecules across biological membranes such as the skin, nasal mucosa and eye. The Company’s first product is Testim®, a gel for testosterone replacement therapy (“Testim”), which is a formulation of the Company’s technology with testosterone. Testim is licensed to Auxilium Pharmaceuticals, Inc. (“Auxilium”), which is currently marketing it in the United States, Europe and other countries. Nasulin™ is the Company’s patented, intranasal insulin formulation which incorporates CPE-215 as a permeation facilitator that addresses the need for an improved delivery method for insulin. The Company recently completed a Phase 2a study of Nasulin which did not meet its primary endpoint. The Company is seeking to sell or out-license the Nasulin program.
     On April 1, 2010, the Company announced that Serenity Pharmaceuticals, LLC, the Company’s licensing and development partner, entered into a global agreement with Allergan, Inc. for the development and commercialization of Ser-120, a product candidate that utilizes CPEX’s patented intranasal drug delivery technology and is currently in Phase 3 clinical trials for the treatment of nocturia. In connection with its agreement with Serenity, Allergan assumed the Company’s exclusive development and license agreement with Serenity under which CPEX granted Serenity an exclusive and sub-licensable license to use CPEX’s CPE-215® permeation technology for the development of Ser-120. In return, CPEX is entitled to sales milestones and low single digit royalties on worldwide net sales following commercialization of Ser-120.
     On May 6, 2010, our Board of Directors announced, among other things, that it intends to explore strategic alternatives to maximize shareholder value, which may include a sale, merger or other business combination of CPEX with a third party, monetization of our assets, including our rights to receive royalties and milestone payments, remaining independent, acquiring other companies or their assets or other strategic or financial alternatives, including any combination of the foregoing. We continue to explore these strategic alternatives and expect to announce the results of this process during the third quarter of 2010.
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
Basis of Presentation
     The accompanying unaudited Condensed Consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and the instructions in Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for future periods. The balance sheet information at December 31, 2009 has been derived from the audited consolidated and financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These unaudited Condensed Consolidated financial statements should be read in conjunction with the summary of significant accounting policies and the audited consolidated and combined financial statements of CPEX and notes thereto included in CPEX’s Annual Report on

Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission on March 29, 2010.
      In the accompanying Condensed Consolidated Balance Sheet as of December 31, 2009, $517,000 has been reclassified from Fixed assets, net, to Prepaid assets and other current assets to conform to the current periods presentation. See the Fixed Assets footnote in this report for additional information.
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
Cash and cash equivalents and restricted cash
     The Company considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents for purposes of classification in the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows. The cash and cash equivalents of CPEX include cash balances maintained in commercial bank accounts, amounts invested in overnight sweep investments and cash deposits in money market accounts. The Company’s cash balances exceed the limits of amounts insured by the Federal Deposit Insurance Corporation; however, because management believes deposits are maintained at highly rated financial institutions there is not a significant risk of loss of uninsured amounts. At June 30, 2010, the Company’s cash and cash equivalents balance totaled $14.8 million.
     In connection with intellectual property in-licensed in 2003, the Company obtained a renewable, irrevocable letter of credit in the amount of $1.0 million in favor of the assignor to guarantee future royalty payments by the Company. This letter of credit expired on June 30, 2010, and was not renewed by the Company. The $1.0 million used to secure the letter of credit had been classified as Restricted cash in the Condensed Consolidated Balance Sheet as of December 31, 2009.
Accounts receivable and allowances for doubtful accounts
     Receivables consist of the following:

(in thousands)	June 30, 2010	December 31, 2009
Royalties receivable	$5,747	$5,206
Other	—	83

	$5,747	$5,289

     CPEX did not write-off any uncollectible receivables in the six month periods ended June 30, 2010 and 2009. In addition, CPEX reviewed all receivable balances and concluded that no allowance for doubtful accounts was necessary as of June 30, 2010.

Fixed Assets
     As a result of management’s decision not to proceed with the development of Nasulin, management identified certain equipment related to the manufacture of Nasulin that it does not expect to use in the future. As of April 6, 2010, the Company determined that the plan of sale criteria as set forth in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 360-10-45 had been met. The Company believes the equipment will be sold no later than the end of 2010. Accordingly, the carrying value of the manufacturing equipment of approximately $517,000 has been recorded separately within other current assets on the Company’s condensed consolidated balance sheets as of June 30, 2010. In addition, the Company reclassified this amount from Fixed assets, net to Prepaid expenses and other current assets in the condensed consolidated balance sheets as of December 31, 2009, for comparative purposes. The Company believes the carrying value of the equipment approximates market value. The Company has not recognized any gains or losses related to this equipment during the quarter ended June 30, 2010.
Intangible Assets
     Costs incurred in connection with acquiring licenses, patents and other proprietary rights related to the business of the Company are capitalized as intangible assets. These assets are amortized on a straight-line basis for periods not exceeding fifteen years from the dates of acquisition. Such assets are reviewed at least annually, or whenever events or changes in circumstances indicate that the assets may be impaired, by comparing the carrying amounts to their estimated future undiscounted cash flows and adjustments are made for any diminution in value below the carrying value. During the six months ended June 30, 2010, the Company recorded $98,000 related to the write-down of certain intangible assets. These assets relate to a license and collaboration agreement with a third-party for intranasal insulin in certain non-U.S countries. Impairment losses related to Intangible Assets are included in Research and development expenses in the accompanying Consolidated Statements of Operations. The Company did not record any impairment losses during the six months ended June 30, 2009. At June 30, 2010, the Company also reassessed the useful lives of its remaining intangible assets and determined that the estimated useful lives are appropriate for determining amortization expense.
Accrued Expenses
     Accrued expenses consist of the following:

(in thousands)	June 30, 2010	December 31, 2009
Accrued payroll and related taxes	$472	$828
Accrued professional fees	239	400
Accrued clinical costs	112	183
Other accrued expenses	147	222

	$970	$1,633

Revenue recognition
     The Company recognizes revenue from royalties on Auxilium’s sales of Testim in accordance with FASB ASC 605-10-S99-1, which requires sales to be recorded upon shipment, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, title has passed, collectability is reasonably assured and the price is fixed or determinable. Total royalty revenues recognized for the three months ended June 30, 2010 and 2009 were $5.7 million and $4.5 million, respectively, and $11.1 million and $8.5 million for the six months ended June 30, 2010 and 2009, respectively.
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
     The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and the amounts as they correspond to the respective level within the fair value hierarchy established by FASB ASC 820-10-50.

	Fair Value Measurements at June 30, 2010 Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Total at	Identical Assets	Observable Inputs	Inputs
(in thousands)	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$13,869	$13,869	—	—

Total assets at fair value	$13,869	$13,869	—	$—

(1)	Included in cash and cash equivalents in the accompanying Condensed Consolidated balance sheet.
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
Comprehensive income and loss
     Comprehensive income and loss is defined as the change in equity of the Company during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company had no components of comprehensive income or loss other than its net income or loss for the periods presented.
Basic and diluted net income per common share
     Basic and diluted net income per common share is based on the weighted average number of shares of common stock outstanding during each period in accordance with ASC Topic 260. The effect of the Company’s outstanding stock options and restricted stock units were considered in the diluted net income per share calculation for the three and six months ended June 30, 2010.
     The following is a reconciliation between basic and diluted net income per common share for the three and six months ended June 30, 2010. There was no dilutive effect of equity securities on the Company’s earnings per share for the three and six months ended June 30, 2009 due to the net losses reported in those periods. Dilutive securities issuable for the three and six months ended June 30, 2010 included approximately 122,000 and 81,000 dilutive incremental shares, respectively, issuable as a result of various stock options and unvested restricted stock units that were outstanding.
     For the three months ended June 30, 2010 (in thousands, except per share data):

		Effect of Dilutive
	Basic EPS	Securities	Diluted EPS
Net income	$1,163	$—	$1,163
Weighted average common shares outstanding	2,554	122	2,676
Net income per common share	$0.46	$—	$0.43
     For the six months ended June 30, 2010 (in thousands, except per share data):

		Effect of Dilutive
	Basic EPS	Securities	Diluted EPS
Net income	$225	$—	$225
Weighted average common shares outstanding	2,547	81	2,628
Net income per common share	$0.09	$—	$0.09
     Basic and diluted net loss per share for the three and six months ended June 30, 2009 was $0.48 and $0.67, respectively. Weighted average shares outstanding for the three and six months ended June 30, 2009 were approximately 2,495,000 and 2,489,000 shares, respectively. Excluded from the diluted earnings per share presentation for the three and six months ended June 30, 2009 were 516,375 common stock equivalents, which includes stock options and restricted stock units as the incremental effect of those shares would have been anti-dilutive in those periods.
Share-based compensation
     As of June 30, 2010, the Company had one share-based compensation plan, its Amended and Restated 2008 Equity Incentive Plan (the “Plan”). The Plan, which is shareholder approved, permits awards of unrestricted common stock, restricted stock, restricted stock units, options to purchase CPEX common stock, stock appreciation rights and stock equivalents for the Company’s employees, directors and consultants. The total number of shares which may be subject to awards under the plan is 855,000. At June 30, 2010, approximately 559,000 shares of common stock were reserved for issuance under the Plan. Approximately 367,000 of these shares were subject to outstanding stock options and approximately 40,000 shares were subject to outstanding restricted stock units, including approximately 17,000 restricted stock units that have vested but have not been settled. Approximately 152,000 shares were available for future issuance of awards under the Plan.
     The table below presents the Company’s option activity for the six months ended June 30, 2010:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(in 000’s)	Price	Term (Years)	(in 000’s)
Options outstanding, January 1, 2010	466	$14.78
Granted	17	15.60
Exercised	(47)	13.53
Forfeited and expired	(69)	16.60

Options outstanding, June 30, 2010	367	$14.64	7.91	$4,360

Vested and expected to vest, June 30, 2010	362	$14.63	7.91	$4,291

Options exercisable, June 30, 2010	185	$14.39	7.51	$2,242

     Through June 30, 2010, options to purchase 46,553 shares of CPEX common stock were exercised on a net exercise basis resulting in the issuance of a total of 22,436 shares of the Company’s common stock. The total fair value of stock options that vested during the six months ended June 30, 2010 was approximately $325,000.
     As of June 30, 2010, unrecognized compensation expense related to the unvested portion of the Company’s stock options granted to CPEX employees was approximately $1.1 million and is expected to be recognized over a weighted average period of approximately 1.31 years.
     The fair value of each option award granted to employees is estimated on the date of grant using the Black-Scholes option valuation model. Assumptions and the resulting fair value for option awards granted by CPEX during the six months ended June 30, 2010 and 2009 are provided below.

	For the Six Months Ended
	June 30,
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
     In addition to the stock options described above, the Company has granted restricted stock units to its employees. The common shares subject to the restricted stock units are generally issued when they vest. The table below presents the Company’s restricted stock unit activity for the six months ended June 30, 2010:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Grant Date	Contractual	Value
	(in 000’s)	Fair Value	Term (Years)	(in 000’s)
Restricted stock units outstanding, January 1, 2010	32	$9.64
Granted	9	18.21
Vested(1)	(15)	9.10
Forfeited	(3)	9.58

Restricted stock units outstanding, June 30, 2010	23	$12.96	1.71	$614

Vested and expected to vest, June 30, 2010	22	$12.95	1.72	$591

(1)	Includes approximately 8,000 restricted stock units that have vested but for which the underlying common shares are not settled or issued.
     As of June 30, 2010, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units granted to CPEX employees was approximately $227,000 and is expected to be recognized over a weighted average period of approximately 1.72 years.
     Share-based compensation expense relative to grants of stock options and restricted stock units for the three months ended June 30, 2010 and 2009 totaled approximately $166,000 and $425,000, respectively. Share-based compensation expense for the six months ended June 30, 2010 and 2009 totaled approximately $526,000 and $873,000, respectively. The expenses were recorded in the Condensed Consolidated Statements of Operations as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2010	2009	2010	2009
General and administrative expenses	$246	$316	$556	$663
Research and development expenses	(80)	109	(30)	210

	$166	$425	$526	$873

     Included in research and development expenses for the three and six months ended June 30, 2010 is a credit of $134,000 related to the retirement of the Company’s former Chief Science Officer and his forfeiture of 43,641 unvested options and 1,106 unvested restricted stock units. No related compensation expense was capitalized as the cost of an asset and there was no impact on net cash provided by operating activities or net cash used in financing activities as a result of these share-based transactions.
     The Company sponsors a 401(k) Plan for eligible employees (the “401k Plan”) and matches eligible contributions with shares of the Company’s common stock. In July 2008, the Company’s Board of Directors authorized and reserved 50,000 shares of common stock for the Company’s contribution to the 401(k) Plan. As of June 30, 2010 approximately 21,000 of these shares were available for contribution to the 401k Plan.
     Share-based compensation expense includes matching contributions to the 401(k) Plan by the Company. For the three and six months ended June 30, 2010 and 2009 the related expenses were recorded in the Condensed Consolidated Statements of Operations as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2010	2009	2010	2009
General and administrative expenses	$27	$24	$55	$50
Research and development expenses	22	26	61	51

	$49	$50	$116	$101

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
     In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method, which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. Under the milestone method of revenue recognition, consideration that is contingent upon achievement of a milestone in its entirety can be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This standard provides the criteria to be met for a milestone to be considered substantive which include that: a) performance consideration earned by achieving the milestone be commensurate with either performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from performance to achieve the milestone; and b) relate to past performance and be reasonable relative to all deliverables and payment terms in the arrangement. This standard is effective on a prospective basis for milestones in fiscal years beginning on or after June 15, 2010. The Company has not yet evaluated the impact, if any, that ASU 2010-17 will have on its financial statements.
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
Commitments, contingencies and concentrations
     The Company is obligated to pay certain royalty payments upon commercialization of products using its CPE-215 technology acquired in 1999 and its intellectual property acquired in 2003. The royalties are primarily calculated based upon net sales of certain products generated by the intellectual properties. As of June 30, 2010, no royalties are due under the agreements.
     Legal Proceedings
     In October 2008, we and Auxilium received notice that Upsher-Smith Laboratories had filed an Abbreviated New Drug Application, or ANDA, containing a paragraph IV certification in which it certified that it believes that its testosterone gel product does not infringe our patent, U.S. Patent No. 7,320,968 (“the ‘968 Patent”). The ‘968 patent covers a method for maintaining effective blood serum testosterone levels for treating a hypogonadal male using Testim and will expire in January 2025. The ‘968 Patent is listed in Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), published by the U.S. Food and Drug

Administration. Upsher-Smith Laboratories’ paragraph IV certification sets forth allegations that the ‘968 Patent will not be infringed by Upsher-Smith’s manufacture, use or sale of the product for which the ANDA was submitted. On December 4, 2008, we and Auxilium filed a lawsuit in the United States District Court for the District of Delaware against Upsher-Smith under the Hatch Waxman Act for infringement of our patent. In June 2009, Upsher-Smith amended its answer to the complaint to include a defense and counterclaim of invalidity of the ‘968 Patent, which CPEX and Auxilium deny. A patent issued by the U.S. Patent and Trademark Office, such as the ‘968 Patent, is presumed valid. The lawsuit is currently pending. Any U.S. Food and Drug Administration (FDA) approval of Upsher-Smith’s proposed generic product will be stayed until the earlier of 30 months from the date of receipt of the paragraph IV certification (April 2011) or an adverse decision in our patent infringement lawsuit.
     CPEX has filed continuation and divisional applications with the USPTO relating to the ‘968 patent. Six patents issued from these applications on October 27, 2009, namely U.S. Patent Nos. 7,608,605, 7,608,606, 7,608,607, 7,608,608, 7,608,609 and 7,608,610, which may provide us with further market protection. Each of these six patents has been listed in Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book) with respect to Testim.
     We and Auxilium are committed to protecting our intellectual property rights and will vigorously pursue this lawsuit. However, if we are unsuccessful in defending the ‘968 Patent covering Testim, sales of Testim and our royalties relating to Testim sales will be materially reduced.
     Agreement for a Potential Joint Venture
     As previously disclosed, on March 17, 2009, the Company signed an agreement with Heights Partners, LLC (“Heights”) to evaluate the desirability for the Company and Heights to enter into a joint venture arrangement for the development of specified product candidates of Heights. Under the agreement, the parties evaluated several product candidates and on October 15, 2009, the Company advised Heights that it had selected two products for the collaboration. Under the terms of the agreement, the parties had to execute a joint venture or other contractual arrangement within 90 days, or by January 13, 2010, to conduct such collaboration. The parties agreed to extend this deadline until November 30, 2010. Under the agreement the Company paid $300,000 as an advance against its initial contribution to the potential joint venture. This advance was evidenced by a promissory note payable by Heights to CPEX and secured by a first priority security interest in Height’s intellectual property, including, without limitation, patents, patent applications and know-how, covering any of the specified product development projects, all licenses and other agreements with respect to the foregoing and all proceeds the third party may receive from the sale or license of the intellectual property or products. Under the terms of the agreement as amended, the promissory note, which is included in non-current assets in the accompanying Consolidated Balance Sheets, together with interest, was originally due in October 2009. It has been extended until the same deadline as for the joint venture agreement. Upon execution of a joint venture or other contractual arrangement, Heights shall contribute the amounts payable under the note to the joint venture as the Company’s initial investment. If the parties are unable to execute a joint venture agreement by November 30, 2010, and absent any further extension, all amounts advanced by the Company will become payable by Heights and either party may seek to terminate the obligation to form the joint venture.
Subsequent Events
     In accordance with ASC Topic 855 (as amended), the Company evaluated subsequent events through the date the Condensed Consolidated financial statements were issued. During this period, the Company did not have any material recognizable subsequent events that require further disclosure in this filing.

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
Overview
     We are an emerging specialty pharmaceutical company in the business of research and development of pharmaceutical products utilizing our validated drug delivery platform technology. We have U.S. and international patents and other proprietary rights to technology that facilitates the absorption of drugs. Our platform drug delivery technology enhances permeation and absorption of pharmaceutical molecules across the skin, nasal mucosa and eye through development of proprietary formulations with molecules such as CPE-215. Our first product is Testim®, a gel for testosterone replacement therapy, which is a formulation of our technology with testosterone. Testim is licensed to Auxilium Pharmaceuticals, Inc. (“Auxilium”) which is currently marketing it in the United States, Europe and other countries. Nasulin™ is the Company’s patented, intranasal insulin formulation which incorporates CPE-215 as a permeation facilitator that addresses the need for an improved delivery method for insulin. The Company recently completed a Phase 2a study of Nasulin which did not meet its primary endpoint. The Company is seeking to sell or out-license the Nasulin program.
     In addition, Serenity Pharmaceuticals, LLC (“Serenity”), our licensing and development partner, is recruiting patients in multiple Phase 3 clinical trials for Ser-120, a product candidate for the treatment of nocturia that utilizes our patented intranasal drug delivery technology. These randomized, double blind, placebo controlled studies are being conducted at multiple sites in the United States. On April 1, 2010, we announced that Serenity entered into a global agreement with Allergan, Inc. for the development and commercialization of Ser-120. In connection with its agreement with Serenity, Allergan assumed the exclusive license agreement between CPEX and Serenity that the companies entered into in February 2008. Under the February 2008 agreement, we granted Serenity an exclusive and sub-licensable license to use our CPE-215® permeation technology for the development of Ser-120. In return, we are entitled to sales milestones and low single digit royalties on worldwide net sales following commercialization of Ser-120.
     We are in discussions with other pharmaceutical and biotechnology companies to form additional strategic alliances to facilitate the development and commercialization of other products using our drug delivery technology.
     On May 6, 2010, our Board of Directors announced, among other things, that it intends to explore strategic alternatives to maximize shareholder value, which may include a sale, merger or other business combination of CPEX with a third party, monetization of our assets, including our rights to receive royalties and milestone payments, remaining independent, acquiring other companies or their assets or other strategic or financial alternatives, including any combination of the foregoing. We continue to explore these strategic alternatives and expect to announce the results of this process during the third quarter of 2010.
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
     Until March 2010, our internal research and development programs for our drug delivery technology had been primarily focused on the development of Nasulin, an intranasal formulation of insulin being developed to treat hyperglycemia in patients suffering from Type 1 and Type 2 diabetes. Based on a full review of the results of our

Phase 2a trial of Nasulin completed earlier this year, we have decided not to proceed with any further Nasulin development activities and are seeking to sell or out-license the program.
RESULTS OF OPERATIONS:
     The following is a discussion of the results of our operations for the three months ended June 30, 2010 and 2009.

	Three Months Ended
	June 30,		Increase (Decrease)
(Unaudited, in thousands)	2010	2009	$	%
Royalties and other revenue	$5,763	$4,473	$1,290	29%

Operating expenses:
General and administrative	2,748	2,163	585	27%
Research and development	1,706	3,394	(1,688)	(50)%
Depreciation and amortization	171	164	7	4%

Total operating expenses:	4,625	5,721	(1,096)	(19)%

Profit (loss) from operations	1,138	(1,248)	2,386	191%

Other, net	25	44	(19)	(43)%

Net income (loss)	$1,163	$(1,204)	$2,367	197%

     Royalties and other revenues increased 29% to $5.8 million for the three months ended June 30, 2010, from $4.5 million for the three months ended June 30, 2009, due to increased royalties earned on sales of Testim. This growth reflects continued increases in prescriptions for Testim and its increased market share of the testosterone replacement gel market. It has been reported that prescriptions for Testim increased approximately 12% during the second quarter of 2010 compared to the same period in 2009. Our royalty income is subject to several risks, including potential competition from generic products. See Liquidity and Capital Resources — Liquidity Risk for further discussion.
     General and administrative expenses increased 27% to $2.7 million for the three months ended June 30, 2010, from $2.2 million for the three months ended June 30, 2009. The increase is primarily due to a $421,000 increase in advisory and consulting expenses and a $137,000 increase in employee related expenses, primarily severance costs.
     Research and development expenses decreased 50% to $1.7 million for the three months ended June 30, 2010 from $3.4 million for the three months ended June 30, 2009. This decrease is primarily due a $1.7 million reduction in clinical trial expenses following the discontinuation of the Nasulin development program and a $430,000 decrease in employee related expenses. These decreases were partially offset by an increase in spending on preclinical trials of $421,000. Research and development expenses are expected to vary from period to period, dependent upon pipeline and business development activities.
     For the six months ended June 30, 2010 and 2009:

	Six Months Ended
	June 30,		Increase (Decrease)
(Unaudited, in thousands)	2010	2009	$	%
Royalties and other revenue	$11,102	$8,484	$2,618	31%

Operating expenses:
General and administrative	5,287	3,934	1,353	34%
Research and development	5,276	5,993	(717)	(12)%
Depreciation and amortization	367	330	37	11%

Total operating expenses:	10,930	10,257	673	7%

Income (loss) from operations	172	(1,773)	1,945	110%

Other, net	53	101	(48)	(48)%

Net income (loss)	$225	$(1,672)	$1,897	113%

     Royalties and other revenues increased 31% to $11.1 million for the six months ended June 30, 2010, from $8.5 million for the six months ended June 30, 2009, due to increased royalties earned on sales of Testim. This growth reflects continued increases in prescriptions for Testim and its increased market share of the testosterone replacement gel market. It has been reported that prescriptions for Testim increased approximately 13% during the first six months of 2010 compared to the same period in 2009.

     General and administrative expenses increased 34% to $5.3 million for the six months ended June 30, 2010, from $3.9 million for the six months ended June 30, 2009 primarily due to a $1.1 million increase in advisory and consulting expenses and to an increase in severance costs.
     Research and development expenses decreased 12% to $5.3 million for the six months ended June 30, 2010 from $6.0 million for the six months ended June 30, 2009. This decrease is primarily due to a $1.2 million decrease in clinical trial expenses following the discontinuation of the Nasulin clinical trial program and a $565,000 decrease in employee related expenses. These decreases were partially offset by an increase in spending on preclinical activities of $1.1 million during the six months ended June 30, 2010.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES:
Overview

	June 30,	December 31,
(unaudited, in thousands)	2010	2009
Summary Financial Position
Cash and cash equivalents	$14,807	$13,695
Accounts receivable	5,747	5,289
Total assets	25,999	26,043
Accounts payable and accrued expenses	2,095	3,007
Working capital	19,420	17,087
Total stockholders’ equity	23,904	23,036

	For the Six Months Ended
	June 30,
(unaudited, in thousands)	2010	2009
Summary of Sources and (Uses of) Cash:
Operating activities	$120	$383
Investing activities	992	(760)
Purchases of fixed assets	(8)	(277)
Additions to intangible assets	—	(183)
Financing activities	—	4
FINANCIAL CONDITION
Sources and Uses of Cash
Operating Activities
     Net cash provided by operating activities was $120,000 for the six months ended June 30, 2010, primarily resulting from net income of $225,000, non-cash share-based compensation of $526,000, depreciation and amortization of $366,000, an increase in prepaid expenses and other current assets of $149,000 and to the issuance of common stock in lieu of cash as 401(k) matching contributions of $116,000 which were partially offset by decreases in accounts payable and accrued expenses of $911,000 and to decreases in accounts receivable of $458,000. This compared to $383,000 provided by operating activities in the six months ended June 30, 2009, resulting from the net loss of $1.7 million and an increase in prepaid expenses and other current assets of $215,000, which were partially offset by non-cash stock-based compensation of $873,000, increases in accounts payable and accrued expenses of $1.1 million and depreciation and amortization of $330,000.
Investing Activities
     Included in investing activities for the six months ended June 30, 2010 is $1.0 million resulting from the expiration of a letter of credit the company was no longer required to maintain. Historically our investing activities have included capital expenditures necessary to expand our manufacturing capacity and laboratory facilities, purchase laboratory equipment and upgrade office equipment. In addition, investing activities included outlays related to patent registration costs and costs to acquire intellectual property rights. Cash used in investing activities in 2009 includes a $300,000 note receivable, which is described under Commitments, contingencies and concentrations in the accompanying Notes to the Condensed Consolidated Financial Statements. Net cash used for additions to fixed assets and intellectual property totaled $460,000 in the six months ended June 30, 2009. We expect to invest approximately $226,000 in capital expenditures in 2010, primarily for research and development equipment.
Financing Activities
     Net cash provided by financing activities during the six months ended June 30, 2009 includes proceeds from the exercise of stock options.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
     We had approximately $14.8 million in cash at June 30, 2010. We believe this source of cash and our ongoing revenue stream from Testim royalties will be sufficient to fund our operations for at least the next twelve months. Research and development expenses are expected to vary from period to period, depending upon pipeline and business development activities. There can be no assurance that changes in our research and development plans or other events affecting our revenues or operating expenses will not result in the earlier depletion of our funds. However, if there are any such changes, we expect to explore alternative sources for financing our business activities. In appropriate situations, which will be strategically determined, we may seek funding from other sources, including, but not limited to, contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products currently under development or sales of debt or equity securities.
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
Critical Accounting Policies and Estimates
     Our significant accounting policies are more fully described in Note 2 to our consolidated and combined financial statements in our 2009 Form 10-K. Some of our accounting policies are particularly important to the portrayal of our financial position, results of operations and cash flows and require the application of significant judgment by our management; as a result, they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of any estimates. Those estimates are based on our historical experience, terms of existing contracts, our observation of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. We have reviewed our critical accounting policies and estimates discussed in our 2009 Form 10-K and have determined that those policies remain our most critical accounting policies for the quarter ended June 30, 2010. We did not make any changes to those policies during the quarter ended June 30, 2010.
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
     These forward-looking statements are based on our current expectations, beliefs, assumptions, estimates, forecasts and projections for our business and the industry and markets in which we compete. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. We caution investors not to place undue reliance on the forward-looking statements contained in this report. These statements speak only as of the date of this report, and we do not undertake any obligation to update or revise them, except as required by law. Important factors that may cause actual results to differ materially from those indicated by our forward-looking statements include our ability to meet scheduled milestones in our clinical development programs, favorable resolution of our lawsuit against Upsher-Smith, and our ongoing exploration of strategic alternative to maximize shareholder value, as well as the risk factors contained in Section 1A, entitled “Risk Factors”, in our 2009 Form 10-K. As a result of these and other factors, we may experience material fluctuations in our future operating results, which could materially affect our business, financial position, and stock price.

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
PART II. OTHER INFORMATION
Item 1A. Risk Factors
Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, as updated in our Quarterly Report for the quarter ended March 31, 2010, contains a detailed discussion of certain risks that could materially and adversely affect our business, operating results or financial condition. These risk factors are incorporated herein by this reference to them.
Item 6. Exhibits
     The Exhibits filed as part of this report are listed on the Exhibit Index immediately preceding the exhibits, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPEX PHARMACEUTICALS, INC. Registrant
August 12, 2010	By:	/s/ Robert P. Hebert
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