Form 10-Q
period 2010-09-30
CPEX Pharmaceuticals, Inc.
filed 2010-11-10
CIK 1418919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares of the registrant’s common stock outstanding as of November 8, 2010 was 2,616,936.

CPEX Pharmaceuticals, Inc. and Subsidiary
Form 10-Q for the Quarter Ended September 30, 2010
Index

Page
Part I. Financial Information
Item 1. Unaudited Condensed Consolidated Financial Statements:
Unaudited Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	3
Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009	4
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2010	5
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 4. Controls and Procedures	19
Part II. Other Information
Item 6. Exhibits	20
EX-31.1 Certification of Principal Executive Officer
EX-31.2 Certification of Principal Financial Officer
EX-32.1 Certification by Chief Executive Officer and Chief Financial Officer
EX-32.2

CPEX Pharmaceuticals, Inc. and Subsidiary
Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
(in thousands, except per share data)	2010	2009
Assets
Current assets:
Cash and cash equivalents	$18,680	$13,695
Receivables	5,768	5,289
Prepaid expenses and other current assets	732	1,110

Total current assets	25,180	20,094

Non-current assets:
Fixed assets, net	2,232	2,421
Intangible assets, net	1,776	2,211
Restricted cash	—	1,000
Note receivable	300	300
Other	—	17

Total non-current assets	4,308	5,949

Total assets	$29,488	$26,043

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$873	$1,374
Accrued expenses	1,240	1,633

Total current liabilities	2,113	3,007

Commitments and contingencies
Stockholders’ equity:
Series A Preferred stock, $0.01 par value, authorized 1,000 shares; issued and outstanding, none	—	—
Common stock, $0.01 par value, authorized 35,000 shares; issued and outstanding, 2,617 and 2,537 shares at September 30, 2010 and December 31, 2009, respectively	26	25
Additional paid-in capital	28,465	26,765
Accumulated deficit	(1,116)	(3,754)

Total stockholders’ equity	27,375	23,036

Total liabilities and stockholders’ equity	$29,488	$26,043

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

CPEX Pharmaceuticals, Inc. and Subsidiary
Unaudited Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2010	2009	2010	2009
Royalties and other revenue	$5,768	$4,951	$16,869	$13,435
Operating expenses:
General and administrative	1,567	2,340	6,852	6,276
Research and development	1,192	3,332	6,467	9,324
Depreciation and amortization	168	175	535	505

Total operating expenses	2,927	5,847	13,854	16,105

Income (loss) from operations	2,841	(896)	3,015	(2,670)

Other income (expenses):
Interest income	24	25	76	128
Other income	—	—	1	—
Interest (expense)	(1)	(1)	(2)	(2)

Income (loss) before taxes	2,864	(872)	3,090	(2,544)

Provision for income taxes	452	—	452	—

Net income (loss)	$2,412	$(872)	$2,638	$(2,544)

Net income (loss) per common share:
Basic	$0.93	$(0.34)	$1.03	$(1.02)

Diluted	$0.88	$(0.34)	$0.99	$(1.02)

Weighted average common shares outstanding:
Basic	2,602	2,529	2,565	2,503

Diluted	2,728	2,529	2,675	2,503

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

CPEX Pharmaceuticals, Inc. and Subsidiary
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

	$0.01 Par Value		Additional
	Common Stock		Paid-In	Accumulated
(in thousands)	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2010	2,537	$25	$26,765	$(3,754)	$23,036
Net income	—	—	—	2,638	2,638
Share-based compensation	—	—	825	—	825
Issuance of common stock in lieu of cash compensation	20	1	141	—	142
Exercise of stock options	60	—	636	—	636
Excess tax benefits from share-based awards	—	—	98	—	98

Balance at September 30, 2010	2,617	$26	$28,465	$(1,116)	$27,375

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

CPEX Pharmaceuticals, Inc. and Subsidiary
Unaudited Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income (loss)	$2,638	$(2,544)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	535	505
Share-based compensation expense	825	1,362
Issuance of common stock in lieu of cash as 401(k) matching contributions	142	151
Non-cash charge for write-down of intangible assets	98	—
Reduction of deferred tax assets related to share based awards	(77)	—
Change in operating assets and liabilities:
Receivables	(479)	(588)
Prepaid expenses and other current assets	377	(127)
Other assets	17	—
Accounts payable and accrued expenses	(893)	614

Net cash provided by (used in) operating activities	3,183	(627)

Cash flows from investing activities:
Purchases of fixed assets	(9)	(321)
Additions to intangible assets	—	(215)
Note receivable	—	(300)
Restricted cash	1,000	—

Net cash provided by (used in) investing activities	991	(836)

Cash flows from financing activities:
Proceeds from exercises of stock options	636	4
Excess tax benefits from share-based awards	175	—

Net cash provided by financing activities	811	4

Net increase (decrease) in cash and cash equivalents	4,985	(1,459)
Cash and cash equivalents at beginning of period	13,695	15,211

Cash and cash equivalents at end of period	$18,680	$13,752

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
     On April 1, 2010, the Company announced that Serenity Pharmaceuticals, LLC (“Serenity”), the Company’s licensing and development partner, entered into a global agreement with Allergan, Inc. (“Allergan”) for the development and commercialization of Ser-120, a product candidate for the treatment of nocturia that utilizes CPEX’s patented intranasal drug delivery technology. In connection with its agreement with Serenity, Allergan assumed the Company’s exclusive development and license agreement with Serenity under which CPEX granted Serenity an exclusive and sub-licensable license to use CPEX’s CPE-215® permeation technology for the development of Ser-120. In return, CPEX is entitled to sales milestones and low single digit royalties on worldwide net sales following commercialization of Ser-120. Allergan has recently reported that Serenity and Allergan are in the process of reviewing the complete trial data from two phase 3 trials of Ser-120, which were not sufficient for successful registration, to determine what additional trials are indicated to support development of the program.
     During the second quarter of 2010, our Board of Directors announced that it intended to explore strategic alternatives to maximize shareholder value. The Board of Directors is continuing to review various strategic alternatives which include, but are not limited to, a sale, merger or other business combination with a third party or a monetization of our assets, including our right to receive royalties and milestone payments on sales of Testim. We are engaged in discussions regarding potential strategic transactions and we will update our shareholders when and if a definitive agreement is reached or after our Board of Directors decides to terminate this process.
     The Company is subject to a number of risks common to emerging companies in the life sciences industry. Principal among these risks are the uncertainties of the drug development process, technological innovations, development of the same or similar technological innovations by the Company’s competitors, protection of proprietary technology, compliance with government regulations and approval requirements, uncertainty of market acceptance of products, dependence on key individuals, product liability, and the need to obtain additional financing necessary to fund future operations. The Company’s growth and ability to maintain profitability may be dependent upon the successful commercialization of new products and partnering arrangements.
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and the instructions in Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for future periods. The balance sheet information at December 31, 2009 has been derived from the Company’s audited consolidated and combined financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and the audited consolidated and combined financial statements of CPEX and notes thereto included in CPEX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission on March 29, 2010.
     In the accompanying Condensed Consolidated Balance Sheet as of December 31, 2009, $517,000 has been reclassified from Fixed assets, net, to Prepaid assets and other current assets to conform to the current periods presentation. See the Fixed Assets footnote in this report for additional information.
Principles of consolidation
     The financial information presented in this report reflects the assets and liabilities of CPEX Pharmaceuticals, Inc. together with its wholly-owned subsidiary, CPEX Park, LLC. All intercompany balances have been eliminated in consolidation. Management believes that the assumptions underlying the unaudited condensed consolidated financial statements are reasonable.
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
Cash and cash equivalents and restricted cash
     The Company considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents for purposes of classification in the Unaudited Condensed Consolidated Balance Sheets and the Unaudited Condensed Consolidated Statements of Cash Flows. The cash and cash equivalents of CPEX include cash balances maintained in commercial bank accounts, amounts invested in overnight sweep investments and cash deposits in money market accounts. The Company’s cash balances exceed the limits of amounts insured by the Federal Deposit Insurance Corporation; however, because management believes deposits are maintained at highly rated financial institutions there is not a significant risk of loss of uninsured amounts. At September 30, 2010, the Company’s cash and cash equivalents balance totaled $18.7 million.
     In connection with intellectual property in-licensed in 2003, the Company obtained a renewable, irrevocable letter of credit in the amount of $1.0 million in favor of the assignor to guarantee future royalty payments by the Company. This letter of credit expired in the second quarter of 2010, and was not renewed by the Company. The $1.0 million used to secure the letter of credit had been classified as Restricted cash in the Unaudited Condensed Consolidated Balance Sheet as of December 31, 2009.
Accounts receivable and allowances for doubtful accounts
     Receivables consist of the following:

(in thousands)	September 30, 2010	December 31, 2009
Royalties receivable	$5,768	$5,206
Other	—	83

	$5,768	$5,289

     CPEX did not write-off any uncollectible receivables in the nine month periods ended September 30, 2010 and 2009. In addition, CPEX reviewed all receivable balances and concluded that no allowance for doubtful accounts was necessary as of September 30, 2010.
Fixed Assets
     As a result of management’s decision not to proceed with the development of Nasulin, management identified certain equipment related to the manufacture of Nasulin that it does not expect to use in the future. As of April 6, 2010, the Company determined that the plan of sale criteria as set forth in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 360-10-45 had been met. The Company expects the equipment to be sold by the end of 2010. Accordingly, the carrying value of the manufacturing equipment of approximately $517,000 has been recorded separately within other current assets on the Company’s Unaudited Condensed Consolidated Balance Sheet as of September 30, 2010. In addition, the Company reclassified this amount from Fixed assets, net to Prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheet as of December 31, 2009, for comparative purposes. The Company believes the carrying value of the equipment approximates market value. The Company has not recognized any gains or losses related to this equipment during the quarter ended September 30, 2010.

Intangible Assets
     Costs incurred in connection with acquiring licenses, patents and other proprietary rights related to the business of the Company are capitalized as intangible assets. These assets are amortized on a straight-line basis for periods not exceeding fifteen years from the dates of acquisition. Such assets are reviewed at least annually, or whenever events or changes in circumstances indicate that the assets may be impaired, by comparing the carrying amounts to their estimated future undiscounted cash flows and adjustments are made for any diminution in value below the carrying value. During the nine months ended September 30, 2010, the Company recorded $98,000 related to the write-down of certain intangible assets. These assets relate to a license and collaboration agreement with a third-party for intranasal insulin in certain non-U.S countries. Impairment losses related to intangible assets are included in Research and development expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations. The Company did not record any impairment losses during the nine months ended September 30, 2009. At September 30, 2010, the Company also reassessed the useful lives of its remaining intangible assets and determined that the estimated useful lives are appropriate for determining amortization expense.
Accrued Expenses
     Accrued expenses consist of the following:

(in thousands)	September 30, 2010	December 31, 2009
Accrued payroll and related taxes	$623	$828
Income taxes payable	354	—
Accrued professional fees	159	400
Accrued clinical costs	—	183
Other accrued expenses	104	222

	$1,240	$1,633

Revenue recognition
     The Company recognizes revenue from royalties on Auxilium’s sales of Testim in accordance with FASB ASC 605-10-S99-1, which requires sales to be recorded upon shipment, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, title has passed, collectability is reasonably assured and the price is fixed or determinable. Total royalty revenues recognized for the three months ended September 30, 2010 and 2009 were $5.8 million and $5.0 million, respectively, and $16.9 million and $13.4 million for the nine months ended September 30, 2010 and 2009, respectively.
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
     The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and the amounts as they correspond to the respective level within the fair value hierarchy established by FASB ASC 820-10-50.

	Fair Value Measurements at September 30, 2010 Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Total at	Identical Assets	Observable Inputs	Inputs
(in thousands)	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds (1)	$18,136	$18,136	—	—

Total assets at fair value	$18,136	$18,136	$—	$—

(1)	Included in cash and cash equivalents in the accompanying Unaudited Condensed Consolidated Balance Sheet.
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
Provision for income taxes
     The Company recognizes interest and penalties related to uncertain tax positions as a component of the provision for income taxes. As future operating profits could not be reasonably assured, no tax benefit has been recorded for the losses generated by the Company in any period presented. As a result of the taxable income reported for the three and nine months ended September 30, 2010, the Company has utilized all of its federal and state net operating loss carryforwards. Accordingly, the Company has recorded a tax provision of $452,000 in the accompanying Unaudited Condensed Consolidated Statements of Operations. The Company continues to provide valuation allowances equal to the full amount of its deferred tax assets due to the uncertainty surrounding their realization. Should the Company determine that it is more likely than not that it will realize certain of its net deferred tax assets for which it has previously provided a valuation allowance, an adjustment would be required to reduce the existing valuation allowance.
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
Basic and diluted net income per common share
     Basic and diluted net income per common share is based on the weighted average number of shares of common stock outstanding during each period in accordance with ASC Topic 260. The effect of the Company’s outstanding stock options and restricted stock units were considered in the diluted net income per share calculation for the three and nine months ended September 30, 2010.
     The following is a reconciliation between basic and diluted net income per common share for the three and nine months ended September 30, 2010. There was no dilutive effect of equity securities on the Company’s earnings per share for the three and nine months ended September 30, 2009 due to the net losses reported in those periods. Dilutive securities issuable for the three and nine months ended September 30, 2010 included approximately 126,000 and 110,000 dilutive incremental shares, respectively, issuable as a result of various stock options and unvested restricted stock units that were outstanding.
     For the three months ended September 30, 2010 (in thousands, except per share data):

		Effect of Dilutive
	Basic EPS	Securities	Diluted EPS
Net income	$2,412	$—	$2,412
Weighted average common shares outstanding	2,602	126	2,728
Net income per common share	$0.93	$—	$0.88
     For the nine months ended September 30, 2010 (in thousands, except per share data):

		Effect of Dilutive
	Basic EPS	Securities	Diluted EPS
Net income	$2,638	$—	$2,638
Weighted average common shares outstanding	2,565	110	2,675
Net income per common share	$1.03	$—	$0.99
     Basic and diluted net loss per share for the three and nine months ended September 30, 2009 was $0.34 and $1.02, respectively. Weighted average shares outstanding for the three and nine months ended September 30, 2009 were approximately 2,529,000 and 2,503,000 shares, respectively. Excluded from the diluted earnings per share presentation for the three and nine months ended September 30, 2009 were 518,000 common stock equivalents, which includes stock options and restricted stock units as the incremental effect of those shares would have been anti-dilutive in those periods.
Share-based compensation
     As of September 30, 2010, the Company had one share-based compensation plan, its Amended and Restated 2008 Equity Incentive Plan (the “Plan”). The Plan, which is shareholder approved, permits awards of unrestricted common stock, restricted stock, restricted stock units, options to purchase CPEX common stock, stock appreciation rights and stock equivalents for the Company’s employees, directors and consultants. The total number of shares which may be subject to awards under the plan is 855,000. At September 30, 2010, approximately 519,000 shares of common stock were reserved for issuance under the Plan. Approximately 330,000 of these shares were subject to outstanding stock options and approximately 37,000 shares were subject to outstanding restricted stock units, including approximately 17,000 restricted stock units that have vested but have not been settled. Approximately 152,000 shares were available for future issuance of awards under the Plan.
     The table below presents the Company’s option activity for the nine months ended September 30, 2010:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(in 000’s)	Price	Term (Years)	(in 000’s)
Options outstanding, January 1, 2010	466	$14.78
Granted	17	15.60
Exercised	(84)	15.12
Forfeited and expired	(69)	16.60

Options outstanding, September 30, 2010	330	$14.36	7.65	$2,864

Vested and expected to vest, September 30, 2010	326	$14.36	7.64	$2,830

Options exercisable, September 30, 2010	212	$14.66	7.34	$1,777

     Through September 30, 2010, options to purchase 83,748 shares of CPEX common stock were exercised. Of this amount, 46,553 options were exercised on a net exercise basis resulting in the issuance of 22,436 shares of the Company’s common stock. The remaining options to purchase 37,195 shares of common stock were exercised for cash resulting in proceeds to the Company of approximately $636,000. The total fair value of stock options that vested during the nine months ended September 30, 2010 was approximately $1.1 million.
     As of September 30, 2010, unrecognized compensation expense related to the unvested portion of the Company’s stock options granted to CPEX employees was approximately $866,000 and is expected to be recognized over a weighted average period of approximately 1.20 years.

     The fair value of each option award granted to employees is estimated on the date of grant using the Black-Scholes option valuation model. Assumptions and the resulting fair value for option awards granted by CPEX during the nine months ended September 30, 2010 and 2009 are provided below.

	For the Nine Months Ended
	September 30,
	2010	2009
Weighted average risk free interest rate	3.15%	2.45%
Dividend yield	0%	0%
Expected life (years)	7	7
Volatility	87.58%	85%-88%
Weighted average fair value of options granted	$12.16	$5.98
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
     In addition to the stock options described above, the Company grants restricted stock units to its employees and directors. The common shares subject to the restricted stock units are generally issued when they vest. The table below presents the Company’s restricted stock unit activity for the nine months ended September 30, 2010:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Grant Date	Contractual	Value
	(in 000’s)	Fair Value	Term (Years)	(in 000’s)
Restricted stock units outstanding, January 1, 2010	32	$9.64
Granted	9	18.21
Vested(1)	(18)	10.32
Forfeited	(3)	9.77

Restricted stock units outstanding, September 30, 2010	20	$12.64	1.55	$446

Vested and expected to vest, September 30, 2010	19	$12.63	1.55	$431

(1)	Includes approximately 10,000 restricted stock units that have vested but for which the underlying common shares are not settled or issued.
     As of September 30, 2010, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units granted to CPEX employees was approximately $182,000 and is expected to be recognized over a weighted average period of approximately 1.55 years.
     Share-based compensation expense relative to grants of stock options and restricted stock units for the three months ended September 30, 2010 and 2009 totaled approximately $299,000 and $490,000, respectively. Share-based compensation expense for the nine months ended September 30, 2010 and 2009 totaled approximately $825,000 and $1.4 million, respectively. The expenses were recorded in the Unaudited Condensed Consolidated Statements of Operations as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2010	2009	2010	2009
General and administrative expenses	$245	$373	$801	$1,036
Research and development expenses	54	117	24	326

	$299	$490	$825	$1,362

     Included in research and development expenses for the nine months ended September 30, 2010 is a credit of $134,000 related to the retirement of the Company’s former Chief Science Officer and his forfeiture of 43,641 unvested options and 1,106 unvested restricted stock units. No related compensation expense was capitalized as the cost of an asset and there was no impact on net cash provided by operating activities or net cash used in financing activities as a result of these share-based transactions.
     The Company sponsors a 401(k) Plan for eligible employees (the “401k Plan”) and matches eligible contributions with shares of the Company’s common stock. In July 2008, the Company’s Board of Directors authorized and reserved 50,000 shares of common stock for the Company’s contribution to the 401(k) Plan. As of September 30, 2010 approximately 20,000 of these shares were available for contribution to the 401k Plan.
     Share-based compensation expense includes matching contributions to the 401(k) Plan by the Company. For the three and nine months ended September 30, 2010 and 2009 the related expenses were recorded in the Unaudited Condensed Consolidated Statements of Operations as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2010	2009	2010	2009
General and administrative expenses	$12	$17	$68	$67
Research and development expenses	14	33	74	84

	$26	$50	$142	$151

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
Commitments, contingencies and concentrations
     Contingent Royalty Obligations
     The Company is obligated to pay certain royalty payments upon commercialization of products using its CPE-215 technology acquired in 1999 and its intellectual property acquired in 2003. The royalties are primarily calculated based upon net sales of certain products generated by the intellectual properties. As of September 30, 2010, no royalties are due under the agreements.
     Legal Proceedings
     In October 2008, we and Auxilium received notice that Upsher-Smith Laboratories had filed an Abbreviated New Drug Application, or ANDA containing a paragraph IV certification in which Upsher-Smith certified that it believes its proposed generic version of Testim does not infringe our patent, U.S. Patent No. 7,320,968 (“the ‘968 Patent”). The ‘968 Patent covers the drug product Testim which is approved by the U.S. Food and Drug Administration (FDA), and claims a method for maintaining effective blood serum testosterone levels for treating a hypogonadal male. The ‘968 Patent will expire in January 2025, and is listed in Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), published by the FDA. Upsher-Smith’s paragraph IV certification sets forth allegations that the ‘968 Patent will not be infringed by the manufacture, use, or sale of its proposed generic product. On December 4, 2008, we and Auxilium filed a Hatch-Waxman infringement lawsuit in the United States District Court for the District of Delaware against Upsher-Smith. In June 2009, Upsher-Smith amended its answer to the complaint to include a defense and counterclaim of invalidity of the ‘968 Patent, which CPEX and Auxilium deny. A patent issued by the U.S. Patent and Trademark Office (USPTO), such as the ‘968 Patent, is presumed valid. The lawsuit is currently pending. Any FDA approval of Upsher-Smith’s proposed generic product will be stayed until the earlier of thirty months from the date of our receipt of the paragraph IV certification (April 2011) or an adverse decision in our patent infringement lawsuit.
     CPEX has filed continuation and divisional applications with the USPTO relating to the ‘968 patent. Six patents issued from these applications on October 27, 2009, namely U.S. Patent Nos. 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; and 7,608,610, which may provide us with further market protection. Each of these six patents has been listed in the Orange Book with respect to Testim.
     We and Auxilium are committed to protecting our intellectual property rights and will vigorously pursue this lawsuit. We and Auxilium seek an injunction to keep Upsher-Smith’s proposed generic version of Testim off the market until our patent protection expires. However, if we are unsuccessful in defending the ‘968 Patent covering Testim, sales of Testim and our royalties relating to Testim sales will be materially reduced.
     Potential Joint Venture
     As previously disclosed, on March 17, 2009, the Company signed an agreement with Heights Partners, LLC (“Heights”) to evaluate the desirability for the Company and Heights to enter into a joint venture arrangement for the development of specified product candidates of Heights. Under the agreement, the parties evaluated several product candidates and on October 15, 2009, the Company advised Heights that it had selected two products for the collaboration. Under the terms of the agreement, the parties had to execute a joint venture or other contractual arrangement within 90 days, or by January 13, 2010, to conduct such collaboration. The parties agreed to extend this deadline until November 30, 2010. Under the agreement the Company paid $300,000 as an advance against its initial contribution to the potential joint venture. This advance was evidenced by a promissory note payable by Heights to CPEX and secured by a first priority security interest in Height’s intellectual property, including, without limitation, patents, patent applications and know-how, covering any of the specified product development projects, all licenses and other agreements with respect to the foregoing and all proceeds the third party may receive from the sale or license of the intellectual property or products. Under the terms of the agreement as amended, the promissory note, which is included in non-current assets in the accompanying Unaudited Condensed Consolidated Balance Sheets, together with interest included in current assets, was originally due in October 2009. It has been extended until the same deadline as for the joint venture agreement. Upon execution of a joint venture or other contractual arrangement, Heights shall contribute the amounts payable under the note to the joint venture as the Company’s initial investment. If the parties are unable to execute a joint venture agreement by November 30, 2010, and absent any further extension, all amounts advanced by the Company will become payable by Heights and either party may seek to terminate the obligation to form the joint venture.

Subsequent Events
     In accordance with ASC Topic 855 (as amended), the Company evaluated subsequent events through the date the condensed consolidated financial statements were issued. During this period, the Company did not have any material recognizable subsequent events that require further disclosure in this filing.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with all financial and non-financial information appearing elsewhere in this report and with our consolidated and combined financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission (SEC) on March 29, 2010, referred to as the 2009 Form 10-K. Except for the historical information contained herein, the foregoing discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected in the forward-looking statements discussed herein due to competitive factors and other risks discussed in the 2009 Form 10-K under Item 1A “Risk Factors”.
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
     We have also licensed our technology to a second licensing and development partner, Serenity Pharmaceuticals, LLC. Serenity is developing Ser-120, a product candidate for the treatment of nocturia that utilizes our patented intranasal drug delivery technology. On April 1, 2010, we announced that Serenity entered into a global agreement with Allergan, Inc. for the development and commercialization of Ser-120. In connection with its agreement with Serenity, Allergan assumed the exclusive license agreement between CPEX and Serenity that the companies entered into in February 2008. Under the February 2008 agreement, we granted Serenity an exclusive and sub-licensable license to use our CPE-215® permeation technology for the development of Ser-120. In return, we are entitled to sales milestones and low single digit royalties on worldwide net sales following commercialization of Ser-120. Allergan has recently reported that Serenity and Allergan are in the process of reviewing the complete trial data from two phase 3 trials of Ser-120, which were not sufficient for successful registration, to determine what additional trials are indicated to support development of the program.
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
     During the second quarter of 2010, our Board of Directors announced that it intended to explore strategic alternatives to maximize shareholder value. The Board of Directors is continuing to review various strategic alternatives which include, but are not limited to, a sale, merger or other business combination with a third party or a monetization of our assets including our right to receive royalties and milestone payments on sales of Testim. We are engaged in discussions regarding potential strategic transactions and we will update our shareholders when and if a definitive agreement is reached or after our Board of Directors decides to terminate this process.
     Until March 2010, our internal research and development programs for our drug delivery technology had been primarily focused on the development of Nasulin, an intranasal formulation of insulin being developed to treat hyperglycemia in patients suffering from Type 1 and Type 2 diabetes. Based on a full review of the results of our Phase 2a trial of Nasulin completed earlier this year, we have decided not to proceed with any further Nasulin development activities and are seeking to sell or out-license the program. In addition, since March 2010 the Company has reduced its headcount from 17 to 13 as a result of the decision not to proceed with the development of the Nasulin program.
RESULTS OF OPERATIONS:
     The following is a discussion of the results of our operations for the three months ended September 30, 2010 and 2009.

	Three Months Ended
	September 30,		Increase (Decrease)
(Unaudited, in thousands)	2010	2009	$	%
Royalties and other revenue	$5,768	$4,951	$817	17%

Operating expenses:
General and administrative	1,567	2,340	(773)	(33)%
Research and development	1,192	3,332	(2,140)	(64)%
Depreciation and amortization	168	175	(7)	(4)%

Total operating expenses:	2,927	5,847	(2,920)	(50)%

Profit (loss) from operations	2,841	(896)

Other, net	23	24	(1)	(4)%

Income (loss) before taxes	2,864	(872)
Provision for Income Taxes	452	—

Net income (loss)	$2,412	$(872)

     Royalties and other revenues increased 17% to $5.8 million for the three months ended September 30, 2010, from $5.0 million for the three months ended September 30, 2009, due to increased royalties earned on sales of Testim. This growth reflects continued increases in prescriptions for Testim and its increased market share of the testosterone replacement gel market. It has been reported that prescriptions for Testim increased approximately 8% during the third quarter of 2010 compared to the same period in 2009. Our royalty income is subject to several risks, including potential competition from generic products. See Liquidity and Capital Resources — Liquidity Risk for further discussion.
     General and administrative expenses decreased 33% to $1.6 million for the three months ended September 30, 2010, from $2.3 million for the three months ended September 30, 2009. The decrease is primarily due to a $613,000 decrease in advisory and consulting expenses and a $163,000 decrease in employee related expenses, primarily non-cash share-based compensation expense.
     Research and development expenses decreased 64% to $1.2 million for the three months ended September 30, 2010 from $3.3 million for the three months ended September 30, 2009. This decrease is primarily due to a $1.8 million reduction in clinical trial expenses following the discontinuation of the Nasulin development program, a $400,000 decrease in employee related expenses and a $273,000 decrease in consultant and professional expenses. These decreases were partially offset by an increase in spending on preclinical trials of $382,000. Research and development expenses are expected to vary from period to period, depending upon pipeline and business development activities.
     For the nine months ended September 30, 2010 and 2009:

	Nine Months Ended
	September 30,		Increase (Decrease)
(Unaudited, in thousands)	2010	2009	$	%
Royalties and other revenue	$16,869	$13,435	$3,434	26%

Operating expenses:
General and administrative	6,852	6,276	576	9%
Research and development	6,467	9,324	(2,857)	(31)%
Depreciation and amortization	535	505	30	6%

Total operating expenses:	13,854	16,105	2,251	(14)%

Income (loss) from operations	3,015	(2,670)

Other, net	75	126	(51)	40%

Income (loss) before taxes	3,090	(2,544)

Provision for Income Taxes	452	—

Net income (loss)	$2,638	$(2,544)

     Royalties and other revenues increased 26% to $16.9 million for the nine months ended September 30, 2010, from $13.4 million for the nine months ended September 30, 2009, due to increased royalties earned on sales of Testim. This growth reflects continued increases in prescriptions for Testim and its increased market share of the testosterone replacement gel market. It has been reported that prescriptions for Testim increased approximately 11% during the first nine months of 2010 compared to the same period in 2009.

     General and administrative expenses increased 9% to $6.9 million for the nine months ended September 30, 2010, from $6.3 million for the nine months ended September 30, 2009 primarily due to a $478,000 net increase in advisory and consulting expenses net of a substantial decrease in legal fees associated with the legal proceedings described under — Commitments, contingencies and concentrations — Legal Proceedings in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
     Research and development expenses decreased 31% to $6.5 million for the nine months ended September 30, 2010 from $9.3 million for the nine months ended September 30, 2009. This decrease is primarily due to a $3.1 million decrease in clinical trial expenses following the discontinuation of the Nasulin clinical trial program and a $1.0 million decrease in employee related expenses. These decreases were partially offset by an increase in spending on preclinical activities of $1.5 million during the nine months ended September 30, 2010.
     As a result of the taxable income reported for the three and nine months ended September 30, 2010, the Company has utilized all of its federal and state net operations loss carryforwards. Accordingly, the Company has recorded a tax provision of $452,000. The Company did not record a tax provision for the three and nine months ended September 30, 2009 because of the taxable losses reported in those periods.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES:
Overview

	September 30,	December 31,
(unaudited, in thousands)	2010	2009
Summary Financial Position
Cash and cash equivalents	$18,680	$13,695
Accounts receivable	5,768	5,289
Total assets	29,488	26,043
Accounts payable and accrued expenses	2,113	3,007
Working capital	23,067	17,087
Total stockholders’ equity	27,375	23,036

	For the Nine Months Ended
	September 30,
(unaudited, in thousands)	2010	2009
Summary of Sources and (Uses of) Cash:
Operating activities	$3,183	$(627)
Investing activities	991	(836)
Purchases of fixed assets	(9)	(321)
Additions to intangible assets	—	(215)
Financing activities	811	4
FINANCIAL CONDITION
Sources and Uses of Cash
Operating Activities
     Net cash provided by operating activities was $3.2 million for the nine months ended September 30, 2010, primarily resulting from net income of $2.6 million, non-cash share-based compensation of $825,000, depreciation and amortization of $535,000, an increase in prepaid expenses and other current assets of $377,000 and to the issuance of common stock in lieu of cash as 401(k) matching contributions of $142,000 which were partially offset by decreases in accounts payable and accrued expenses of $893,000 and to increases in accounts receivable of $479,000. This compared to $627,000 used by operating activities in the nine months ended September 30, 2009, resulting from the net loss of $2.5 million, an increase in accounts receivable of $588,000 and an increase in prepaid expenses and other current assets of $127,000, which were partially offset by non-cash stock-based compensation of $1.4 million, increases in accounts payable and accrued expenses of $614,000 and depreciation and amortization of $505,000.
Investing Activities
     Included in investing activities for the nine months ended September 30, 2010 is $1.0 million resulting from the expiration of a letter of credit the company was no longer required to maintain. Historically our investing activities have included capital expenditures necessary to expand our manufacturing capacity and laboratory facilities, purchase laboratory equipment and upgrade office equipment. In addition, investing activities included outlays related to patent registration costs and costs to acquire intellectual property rights. Cash used in investing activities in 2009 includes a $300,000 note receivable, which is described under Commitments, contingencies and concentrations — Potential Joint Venture in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements. Net cash used for additions to fixed assets and intellectual property totaled $460,000 in the nine months ended September 30, 2009.
Financing Activities
     Net cash provided by financing activities during the nine months ended September 30, 2010 includes excess tax benefits from share-based awards and proceeds from the exercise of stock options. Financing activities during the nine months ended September 30, 2009 consists entirely of proceeds from the exercise of stock options.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
     We had approximately $18.7 million in cash at September 30, 2010. We believe this cash and our ongoing revenue stream from Testim royalties will be sufficient to fund our operations for at least the next twelve months. Research and development expenses are expected to vary from period to period, depending upon pipeline and business development activities. There can be no assurance that changes in our research and development plans or other events affecting our revenues or operating expenses will not result in the earlier depletion of our funds. However, if there are any such changes, we expect to explore alternative sources for financing our business activities. In appropriate situations, which will be strategically determined, we may seek funding from other sources, including, but not limited to, contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products currently under development or sales of debt or equity securities.
Liquidity Risk
     Our liquidity position may be negatively affected by reduced sales of Testim or unfavorable results from our ongoing development and clinical testing of new product candidates.
     The majority of our revenues are derived through royalty income from the only commercialized product licensed with our technology, Testim, which is sold by Auxilium. Although we believe that Auxilium intends to continue commercialization of Testim, sales of this product are subject to several risks, including potential competition from existing or new, competing products. In October 2008, we and Auxilium received notice that Upsher-Smith Laboratories filed an Abbreviated New Drug Application, or ANDA, containing a paragraph IV certification in which it certified that it believes that its testosterone gel product does not infringe our ‘968 patent. The ‘968 Patent covers a method for maintaining effective blood serum testosterone levels for treating a hypogonadal male using Testim and will expire in January 2025. The ‘968 patent is listed in Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), published by the U.S. Food and Drug Administration. The paragraph IV certification sets forth allegations that the ‘968 Patent will not be infringed by Upsher-Smith’s manufacture, use or sale of the product for which the ANDA was submitted. On December 4, 2008, we and Auxilium filed a Hatch-Waxman infringement lawsuit in the United States District Court for the District of Delaware against Upsher-Smith. In June 2009, Upsher-Smith amended its answer to the complaint to include a defense and counterclaim of invalidity of the ‘968 Patent, which we and Auxilium deny. A patent issued by the Patent and Trademark Office, such as the ‘968 Patent, is presumed valid. Any FDA approval of Upsher-Smith’s proposed generic product will be stayed until the earlier of 30 months beginning on the date of receipt of the paragraph IV certification (April 2011) or an adverse decision in our patent infringement lawsuit.
     Should Testim sales be adversely affected by any of the above risks, our revenues will be reduced, which may force us to delay our current plans to develop other product candidates.
     In addition, our royalty income is dependent upon our ability to maintain our intellectual property claims for our Testim product that utilizes our CPE-215 drug delivery technology. Should we be unable to maintain our intellectual property position with regard to Testim, our future royalty income would be at risk.
Critical Accounting Policies and Estimates
     Our significant accounting policies are more fully described in Note 2 of our notes to consolidated and combined financial statements in our 2009 Form 10-K. Some of our accounting policies are particularly important to the portrayal of our financial position, results of operations and cash flows and require the application of significant judgment by our management; as a result, they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of any estimates. Those estimates are based on our historical experience, terms of existing contracts, our observation of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. We have reviewed our critical accounting policies and estimates discussed in our 2009 Form 10-K and have determined that those policies remain our most critical accounting policies for the quarter ended September 30, 2010. We did not make any changes to those policies during the quarter ended September 30, 2010.
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
     The forward-looking statements include statements about our:
•	Prospects for future revenues from Testim;

•	Planned and continuing pre-clinical development;

•	Anticipated sources of future revenues;

•	Anticipated expenses and spending; and

•	The sufficiency of capital resources to fund our operations.
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
(a) Evaluation of Disclosure Controls and Procedures
     We evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. John A. Sedor, our Chief Executive Officer, and Robert P. Hebert, our Chief Financial Officer, participated in this evaluation. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
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

CPEX PHARMACEUTICALS, INC. Registrant
November 10, 2010	By:	/s/ Robert P. Hebert
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