Form 10-K
period 2010-12-31
CPEX Pharmaceuticals, Inc.
filed 2011-03-31
CIK 1418919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑      NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Title of Class	Aggregate Market Value	As of Close of Business on

Common Stock, $0.01 par value	$55,587,540	June 30, 2010

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding	As of Close of Business on

Common Stock, $0.01 par value	2,635,036	March 22, 2011

Part I

Item 1.	Business

Overview

We are an emerging specialty pharmaceutical company in the business of research and development of pharmaceutical products utilizing our validated drug delivery platform technology.

We have U.S. and international patents and other proprietary rights to technology that facilitates the absorption of drugs. Our platform drug delivery technology is based upon CPE-215®, which enhances permeation and absorption of pharmaceutical molecules across biological membranes such as the skin, nasal mucosa and eye. Our first product is Testim®, a gel for testosterone replacement therapy, which is a formulation of our technology with testosterone. Testim is licensed to Auxilium Pharmaceuticals, Inc. (“Auxilium”) which is currently marketing it in the United States, Europe and other countries. Substantially all of our current revenue is derived from royalties on Testim sales.

In April 2010, we announced that Serenity Pharmaceuticals, LLC, our licensing and development partner, entered into a global agreement with Allergan, Inc. for the development and commercialization of Ser-120, a product candidate for the treatment of nocturia that utilizes our patented intranasal drug delivery technology. In connection with its agreement with Serenity, Allergan assumed our exclusive development and license agreement with Serenity under which we granted Serenity an exclusive and sub-licensable license to use our CPE-215® permeation technology for the development of Ser-120. In return, we are entitled to sales milestones and low single digit royalties on worldwide net sales following commercialization of Ser-120. In 2010, Allergan reported that Serenity and Allergan are in the process of reviewing the complete trial data from two Phase 3 trials of Ser-120, which were not sufficient for successful registration, to determine what additional trials are indicated to support development of the program.

On January 4, 2011, we announced that we had entered into a definitive agreement with FCB I Holdings Inc., or FCB, a newly formed company which is controlled by Footstar Corporation, under which FCB, through a wholly-owned subsidiary, will acquire all of our outstanding common stock for $27.25 per share in cash, pursuant to an agreement and plan of merger approved by our Board of Directors. The proposed merger was subsequently approved by our stockholders on March 24, 2011. The closing of the transaction is subject to the satisfaction of certain customary closing conditions, provided, the closing of the transaction may not occur prior to April 4, 2011. We expect that the transaction will be completed shortly after April 4, 2011, but there can be no assurance that the closing will occur on this timeframe or at all. Upon closing of the transaction, we will become a wholly-owned subsidiary of FCB and our common stock will cease to trade on the NASDAQ Capital Market. The foregoing description of the transaction with FCB does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, a copy of which is filed as Exhibit 2.1 to this report.

We were incorporated in the State of Delaware in 2007, and our principal executive offices are located in Exeter, New Hampshire. Our business was initially the drug delivery business of Bentley Pharmaceuticals, Inc. We were spun off in June 2008 in connection with the sale of Bentley’s remaining business. Shares of our stock were distributed to Bentley stockholders after the close of business on June 30, 2008 by means of a stock dividend (the “Separation”). Each Bentley stockholder of record on June 20, 2008 received one share of our common stock for every ten shares of Bentley common stock. Bentley has no ownership interest in our company subsequent to the spin-off.

Industry Overview

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

Developing safer and more efficacious methods of delivering existing drugs is generally subject to less risk than attempting to discover new drugs, because of lower development costs. On average, it takes 10 to 15 years for an experimental new drug to progress from the laboratory to commercialization in the U.S., with an average cost of approximately $800 million to $900 million. Typically, only one in 5,000 compounds entering preclinical testing advances into human testing and only one in five compounds tested in humans is approved for commercialization. By contrast, we typically consider drugs for our pipeline that already have been approved and are commercially available, have a track record of safety and efficacy and have established markets for which there is an unmet medical need. In addition, we may be able to pursue an accelerated 505(b)(2) path to the market for some of our pipeline products that may translate into less time spent in the clinic and less money spent on clinical development. The 505(b)(2) development path in turn translates into a faster time to market launch.

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

Our Permeation Enhancement Technology — The Path to Improved Drug Benefits

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

Licensed Products

We earn royalty revenues on sales of Testim, a testosterone gel that incorporates our CPE-215 drug delivery technology. The product is licensed to Auxilium and was launched in the U.S. in early 2003 as a testosterone replacement therapy. Testim has been approved for marketing in Canada and 15 countries in Europe. Royalties received from Testim sales were $23.3 million and $18.6 million for the years ended December 31, 2010 and 2009, respectively. Auxilium uses its sales force to market Testim in the U.S. and has partnered with Paladin Labs Inc. to market the drug in Canada and with Ferring International S.A. to market the drug in Europe.

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

Product Pipeline

Our CPE-215 technology has been licensed to Serenity, which in turn has assigned it Allergen as part of a global agreement for development of Serenity’s potential nocturia product. Allergen reported in 2010 that it is in the process of reviewing the data from two Phase III trials of the product candidate to determine what additional trials are indicated to support development of the program. Nasulintm, our patented, intranasal insulin formulation, which incorporated CPE-215 as a permeation facilitator, is no longer in development. In 2010 we completed a Phase 2a study of Nasulin which did not meet its primary endpoint. Based on a full review of the results of this study, we determined not to proceed with any further Nasulin development activities.

Key Markets and Trends for Testim®

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

The testosterone replacement therapy market is highly competitive. Potential competitors, some of which are described below, include large pharmaceutical companies, specialty pharmaceutical companies and biotechnology firms.

Other pharmaceutical companies may develop generic versions of Testim or any products that compete with Testim that do not infringe our patents or other proprietary rights, and, as a result, our business may be adversely affected. For example, because the ingredients of Testim are commercially available to third parties, it is possible that competitors may design formulations, propose dosages or develop methods of administration that would be outside the scope of the claims of one or more, or of all, of our patents. This would enable their products to effectively compete with Testim. Governmental and other pressures to reduce pharmaceutical costs may result in physicians writing prescriptions for these generic products. Increased competition from the sale of competing generic pharmaceutical products could cause a material decrease in revenue from Testim.

The primary competition for Testim is AndroGel®, marketed by Abbott Laboratories. In February 2010, Abbott acquired Solvay Pharmaceuticals, Inc. which launched Androgel three years prior to Testim. Watson Pharmaceuticals, Inc. began co-promoting AndroGel with Solvay in late 2006, and Par Pharmaceutical Companies, Inc. began co-promoting AndroGel in early 2007, each pursuant to patent lawsuit settlement agreements with Solvay. In January 2009, the U.S. Federal Trade Commission, or FTC, and a number of private parties filed actions against Solvay, Watson and Par alleging that their respective 2006 patent lawsuit settlements related to AndroGel are unlawful. All actions were consolidated in the U.S. District Court for the Northern District of Georgia. In February 2010, the court dismissed the FTC’s claims and some of the private party claims. Certain private party claims remain pending. According to IMS, as of December 31, 2010, AndroGel accounted for 77.9% of the gel prescriptions.

Generic Competition

In October 2008, we and Auxilium received notice that Upsher-Smith Laboratories, Inc. (“Upsher-Smith”) filed an Abbreviated New Drug Application, or ANDA, containing a paragraph IV certification in which it certified that it believes that its proposed testosterone gel product does not infringe CPEX’s patent covering Testim®, U.S. Patent No. 7,320,968 (the ”‘968 Patent”). The ‘968 Patent claims a method for maintaining effective blood serum testosterone levels for treating a hypogonadal male, and will expire in January 2025. The ’968 Patent is listed for Testim in Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), published by the U.S. Food and Drug Administration(“FDA”). Upsher-Smith’s paragraph IV certification sets forth allegations that the ’968 Patent will not be infringed by the manufacture, use, or sale of the product for which the ANDA was submitted. On December 4, 2008, CPEX and Auxilium filed a Hatch-Waxman patent infringement lawsuit in the United States District Court for the District of Delaware (“the Court”) against Upsher-Smith, seeking injunctive and declaratory relief. The Court docketed this case as Civil Action No. 08-908-SLR. In June 2009, Upsher-Smith amended its answer to the complaint to include a defense and counterclaim of invalidity of the ’968 Patent, which CPEX and Auxilium have denied. CPEX and Auxilium filed a reply to the counterclaim in July 2009 denying the invalidity of the’ ‘968 Patent. A patent issued by the U.S. Patent and Trademark Office, such as the ’968 Patent, is presumed valid. As of March 2011, the lawsuit remains pending; however, the trial date has been removed from the Court’s calendar. As described more fully under Item 3 — “Legal Proceedings” in this report, any final FDA approval of Upsher-Smith’s proposed generic product will be stayed until the earlier of 30 months beginning on the date of receipt of the paragraph IV certification (April 2011) or an adverse decision in our patent infringement lawsuit.

In February 2009, Auxilium filed a Citizen Petition with FDA concerning regulatory approval for testosterone gel products. In August 2009, FDA responded to Auxilium’s Citizen Petition. While FDA’s response did not address any particular proposed generic product, it stated that “any application for a testosterone gel product that has different penetration enhancers than the reference listed drug cannot be submitted as an abbreviated new drug application (ANDA) and, instead, will have to be submitted as an NDA (New Drug Application) under section 505(b) of the Federal Food, Drug, and Cosmetic Act.” Furthermore, in October, 2010, FDA issued a response to the Citizen Petition submitted on behalf of Abbott Laboratories regarding testosterone gel products. In its response, FDA reiterated that “the practical effect” of its statements is that an applicant must submit an NDA under section 505(b)(2) rather than an ANDA if its proposed product contains a different enhancer than the reference listed drug. FDA further stated that if an applicant first filed an ANDA, and later filed an NDA under Section 505(b)(2), the NDA would be treated as a separate application, suggesting that this would trigger a separate review by the agency. In July 2003, Watson and Par filed ANDAs with the FDA to be approved as generics for AndroGel. In response to these ANDAs, Solvay filed patent infringement lawsuits against these two companies to block the approval and marketing of the generic products. In 2006, all the subject companies reached an agreement pursuant to which Watson and Par agreed not to bring a generic of Androgel to the market until August 2015. During this time frame, Abbott, Watson and Par will co-promote AndroGel. In June 2009, Perrigo Israel Pharmaceuticals, Inc. (“Perrigo”) filed an ANDA with a paragraph IV certification seeking the approval of a generic version of Androgel in the United States. The paragraph IV certification procedure challenges a U.S. patent relating to Androgel which runs through the next decade. In its letter to the company, Perrigo asserted that it did not infringe the AndroGel patent because its proposed testosterone gel product contains a different formulation than the formulation protected by the AndroGel patent. In contrast, the proposed testosterone gel products that were the subject of earlier ANDAs filed by other companies, and which were the subject of prior patent litigation brought by the company, purported to be identical to the AndroGel formulation. To date, we believe that Abbott has not initiated patent infringement litigation against Perrigo. The introduction of a generic version of Androgel would have an adverse impact on the branded gel market, including taking a significant portion of branded Androgel business. Although Testim has a BX rating, meaning that pharmacists are prohibited from substituting Testim with Androgel, or a generic version of Androgel, a less expensive generic testosterone gel product could still have a material adverse affect on Testim market share and/or Testim’s formulary status, and therefore could have a material negative impact on our financial condition and results of operations.

Other competition

•	In November 2010, Axiron®, a 2% testosterone solution delivered in the armpit, was approved by the FDA for testosterone replacement therapy in men with a deficiency or absence of testosterone. Axiron was developed by Acrux Limited, an Australian company which has entered into an agreement with Eli Lilly and Company (“Lilly”) under which Lilly received worldwide rights to commercialize Axiron. Lilly is expected to launch Axiron in the United States in 2011.

•	In December 2010, FORTESTAtm, a 2% testosterone gel applied to the inner and front of the thigh, was approved by the FDA. Endo Pharmaceuticals, Inc. signed an agreement with U.K. based ProStrakan Group plc for exclusive U.S. rights to commercialize FORTESTAtm. Post-marketing requirements include a hand-washing study to be completed and submitted to the FDA by April 2012. An additional trial “Assessment of time to Eugonadal testosterone Range” is to be completed mid-2011. FORTESTAtm is also approved in Europe and is sold by ProStrakan under the brand names Tostrantm, Tostrextm and Itnogentm.

•	Abbott (formerly Solvay) is awaiting FDA feedback on Androgel 1.62%, a high concentration gel. Abbott received an FDA Complete Response letter in March 2010 regarding Androgel 1.62% gel. In January 2011, Abbott stated they expected an FDA decision in 2011. Launch timing remains unclear.

There are several other compounds in various stages of clinical development which may compete with Testim.

•	Bayer Schering Pharma discovered and developed NEBIDOtm a novel, long-acting injectable testosterone product sold in Europe. Bayer has licensed U.S. rights for this product to Endo, which filed an NDA with the FDA in 2009 using the brand name AVEEDtm. In December 2009, Endo received a complete response letter from the FDA regarding AVEED. In the letter the FDA requested additional information on rare but serious incidents of anaphylactic reactions and pulmonary oil microembolism among patients taking AVEED. The FDA also said in its complete response letter that Endo’s risk mitigation program for the drug was inadequate. Endo is currently evaluating the FDA’s comments and is working with the FDA to determine the regulatory pathway for AVEED. The timing of the entry of AVEED in the U.S. market is unknown.

•	BioSante Pharmaceuticals, Inc. and Teva Pharmaceuticals USA, Inc. have developed Bio-T-Geltm, a once-daily transdermal testosterone gel currently in late stage human clinical trials. It has been reported that an NDA submission is expected in 2013 with a potential launch in 2014 or 2015.

•	Clarus Therapeutics is developing an oral form of testosterone called OriTextm which is currently in Phase 3 clinical trials.

•	Ascend Therapeutics is developing a transdermal dihydrotestosterone gel therapy for late-onset hypogonadism. The product is currently in Phase 2 clinical trials to gauge efficacy.

Testim also competes with other testosterone replacement therapies such as long-acting injectables, patches, orals, a buccal tablet and implantable pellets. Other new treatments are being sought for testosterone replacement therapy; these products are in development and their future impact on the treatment of testosterone deficiency is unknown.

Research and Development

Research and development expenses, which are attributed to our investments in our research and development programs, were $7.5 million and $12.3 million for the years ended December 31, 2010 and 2009, respectively. Research and development expenses for the year ended December 31, 2009 and through the first quarter of 2010 were, primarily for Nasulin, our intranasal insulin product candidate. As described above, we have determined not to proceed with any further Nasulin development activities. Expenses subsequent to the suspension of the Nasulin program include costs for preclinical studies and new product discovery projects.

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

Development and License Agreement with Serenity

In February 2008, we entered into a Development and License Agreement with Serenity Pharmaceuticals Corporation, to develop Ser-120, a product candidate for the treatment of nocturia that utilizes CPEX’s patented intranasal drug delivery technology. Nocturia is a condition which causes an individual to wake one or more times at night to urinate. Serenity granted us a non-exclusive license to its technology and patents rights to conduct initial formulation activities under the Agreement. We granted Serenity an exclusive, sublicensable, worldwide license under United States Patent No. 7,244,703 and foreign equivalents and CPEX’s proprietary CPE-215 drug delivery technology to conduct research activities related to the development of Ser-120 and to make and sell the product. On April 1, 2010, we announced that Serenity entered into a global agreement with Allergan, Inc. (“Allergan”) under which Allergan assumed our development and license agreement with Serenity. In return, we are entitled to sales milestones and low single digit royalties on worldwide net sales following commercialization of Ser-120. Allergan has recently reported that Serenity and Allergan are in the process of reviewing the complete trial data from two phase 3 trials of Ser-120, which were not sufficient for successful registration, to determine what additional trials are indicated to support development of the program.

Business Strategy

Prior to entering into our Merger Agreement with FCB, our objective has been to become a leading specialty pharmaceutical company focused on advanced drug delivery and formulation technologies to improve the delivery of new as well as existing pharmaceuticals. Our business strategy to accomplish this objective includes:

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

Developing strong alliances for clinical research, product manufacturing and marketing

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

Competition

Competition in the drug industry is intense. There are a number of competitors who possess capabilities relevant to the drug delivery field. In particular, we face substantial competition from companies pursuing the commercialization of products using nasal drug delivery technology. Established pharmaceutical companies, such as Archimedes Pharma Ltd, AstraZeneca PLC, Bayer Consumer Care, GlaxoSmithKline plc, and Pfizer, Inc. also have in-house nasal drug delivery research and development programs that have successfully developed products that are being marketed using nasal drug delivery technology. We also face indirect competition from other companies with expertise in alternate drug delivery technologies, such as oral, injectable, patch-based and pulmonary administration. Competitors in these fields include AstraZeneca PLC and GlaxoSmithKline plc, Alkermes Inc., Unigene Inc., Generex Biotechnology Corporation, Emisphere Technologies, Inc. and Coremed Corporation. Many of our competitors have substantially greater capital resources, research and development resources and experience, manufacturing capabilities, regulatory expertise, sales and marketing resources and established collaborative relationships with pharmaceutical companies. Our competitors, either alone or with their collaboration partners, may succeed in developing drug delivery technologies that are similar or preferable in effectiveness, safety, cost and ease of commercialization and our competitors may obtain intellectual property protection or commercialize competitive products sooner than we do.

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

We have described on page 5-6 the competition for Testim, the testosterone gel marketed and sold by Auxilium, including the ANDA filed by Upsher-Smith.

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

The use of our technology with various products such as testosterone as well as other peptides, is covered by both U.S. and foreign patents in many major market countries. The initial patent for use of our technology has expired in the United States in June 2008, in Canada in 2010 and has expired in all other markets outside the United States. We have patent protection for the commercial formulations of testosterone (Testim) until 2025 and in 2010 we obtained six U.S. patents covering the testosterone formulation in the United States. These latter patents were added to the currently listed Orange Book: Approved Drugs with Therapeutic Equivalence (“Orange Book”) patent for Testim, which means that there are a total of seven listed patents covering the Testim product. We also have a patent for our nasal insulin formulation (Nasulin) until 2024. We have applied for and continue to file patent applications covering the use of our technology worldwide; however, we cannot provide any assurance that any patents will issue.

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

Employees

We employ 13 people, as of March 24, 2011, all of which are full-time employees and are based in the United States. Five of these employees are principally engaged in research, development, clinical and regulatory activities. In general, we consider our relations with our employees to be good.

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

Risks Related to the Transaction with FCB

Failure of the FCB Merger to close could damage our business.

There are a number of risks and uncertainties relating to our proposed transaction with FCB, pursuant to which FCB has agreed to acquire all of our outstanding shares of common stock (the “FCB Merger”). There is no assurance that the FCB Merger will close, or that it will close in a timely fashion. There is no assurance that the closing conditions will be satisfied or waived or that other events will not intervene to delay or result in the termination of the merger agreement with FCB. If the FCB Merger is not completed for any reason, we will be subject to several risks, including the following: (i) the current market price of our common stock may reflect a market assumption that the FCB Merger will occur, and a failure to complete the FCB Merger could result in a negative perception by the market of us generally and a decline in the market price of our common stock; (ii) many costs relating to the FCB Merger are payable by us whether or not the FCB Merger is completed; (iii) we would continue to face the risks that we currently face as a independent company, as further described herein. If the FCB Merger is not completed, the risks described above may materialize and materially adversely affect our business, financial results, financial condition and stock price.

Risks Related to our Business

Substantially all of our revenues to date have been generated from royalties on Auxilium’s sales of Testim, which may be subject to generic competition in the future. Should the sales of Testim decline, we may be required to limit, scale back or cease operations.

Substantially all of our revenues are derived through royalty income from the only commercialized product utilizing our CPE-215 technology, Testim®, which is sold by Auxilium. Testim® royalties totaled $23.3 million and $18.6 million in the years ended December 31, 2010 and 2009, respectively. The only expenses regarding Testim® that we have incurred during this period are patent maintenance costs, which have not been material. Though we believe that Auxilium intends to continue commercialization of Testim, sales of this product are subject to the following risks, among others:

•	pressures from existing or new competing products, including generic products, that may provide therapeutic, convenience or pricing advantages over Testim or may garner a greater share of the market;

•	growth of competitors in the androgen market where Testim® competes and

•	commercialization priorities of Auxilium.

In October 2008, CPEX and Auxilium received notice that Upsher-Smith Laboratories, Inc. (“Upsher-Smith”) filed an Abbreviated New Drug Application, or ANDA, containing a paragraph IV certification in which it certified that it believes that its proposed testosterone gel product does not infringe CPEX’s patent covering Testim®, U.S. Patent No. 7,320,968 (the “’968 Patent”). The ’968 Patent claims a method for maintaining effective blood serum testosterone levels for treating a hypogonadal male, and will expire in January 2025. The ’968 Patent is listed for Testim® in Approved Drug Products with Therapeutic Equivalence

Evaluations (commonly known as the Orange Book), published by the U.S. Food and Drug Administration (“FDA”). Upsher-Smith’s paragraph IV certification sets forth allegations that the ’968 Patent will not be infringed by the manufacture, use, or sale of the product for which the ANDA was submitted. On December 4, 2008, CPEX and Auxilium filed a Hatch-Waxman patent infringement lawsuit in the United States District Court for the District of Delaware (“the Court”) against Upsher-Smith, seeking injunctive and declaratory relief. The Court docketed this case as Civil Action No. 08-908-SLR. In June 2009, Upsher-Smith amended its answer to the complaint to include a defense and counterclaim of invalidity of the ’968 Patent, which CPEX and Auxilium have denied. CPEX and Auxilium filed a reply to the counterclaim in July 2009 denying the invalidity of the ’968 Patent. A patent issued by the U.S. Patent and Trademark Office, such as the ’968 Patent, is presumed valid. As of March 2011, the lawsuit remains pending; however, the trial date has been removed from the Court’s calendar. As described more fully under Item 3 — “Legal Proceedings” in this report, any final FDA approval of Upsher-Smith’s proposed generic product will be stayed until the earlier of 30 months beginning on the date of receipt of the paragraph IV certification (April 2011) or an adverse decision in the patent infringement lawsuit. Should Testim® sales be adversely impacted by any of the above risks, our revenues will be reduced, which may force us to delay our current plans to develop other product candidates.

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

We have a licensing agreement with Auxilium pursuant to which we license our CPE-215 with a testosterone formulation to Auxilium and receive royalties of 12% from Auxilium based upon Auxilium’s sales of Testim. This royalty stream is our major source of current revenue. If we do not maintain adequate patent protection for Testim, the royalty rate due to us would be reduced to 2%. To date we have not experienced a reduction in the royalty rate due to loss of patent protection and we recently obtained patents that cover the application of testosterone with CPE-215 in the U.S. and in foreign countries that continue through 2023.

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

The basic patent disclosing and claiming CPE-215 technology expired in the U.S. in June 2008 and most foreign markets in 2006. The patent also expired in Canada in 2010. The Company has filed applications in many countries that cover the application of testosterone with CPE-215. Patents for the application of testosterone with CPE-215 have been issued to us in various countries, including the U.S., Canada and Europe that continue through 2023. As such, we do not anticipate a significant impact from the expiration of the basic CPE-215 patent on the current Testim royalty rates due to the Company or on our plan of operation or future business plans. The Company also has pending applications for other applications involving CPE-215 technology. If our pending applications covering various applications involving CPE-215 technology are not issued as patents or if our patents do not afford adequate protection to us or our licensees, our competitors may be able to use information from our expired and soon to expire patents to develop, manufacture and market products that compete with our products, as well as other products using CPE-215 that we otherwise might have developed.

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

Products using our technology that are in development may not achieve commercial success.

In conjunction with strategic partners, we are investigating the use of our technology with respect to pharmaceutical compounds and products that are in various stages of development. We are unable to predict whether any of these products will receive regulatory approvals or be successfully developed, manufactured or commercialized. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, the time periods before commercialization of any of these products are long and uncertain. Risks during development include the possibility that:

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

Even though regulatory approval has been received for Testim, and even if any other product candidates developed by us or incorporating our drug delivery technology receive regulatory approval, physicians may not prescribe these products if they are not promoted effectively. Factors that could affect success in marketing any such products include:

•	the effectiveness of the sales force for the product;

•	the effectiveness of the production, distribution and marketing capabilities for the product;

•	the success of competing products; and

•	the availability and extent of reimbursement from third-party payors.

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

Any of our products candidates may fail or be delayed in clinical trials.

Any human pharmaceutical product developed by us or a collaboration partner of ours would require clearance by the FDA for sales in the United States and by comparable regulatory agencies for sales in other countries. The process of conducting clinical trials and obtaining FDA and other regulatory approvals is expensive, takes several years and cannot be assured of success. In order to obtain FDA approval of any new product candidates using our technologies, a New Drug Application (“NDA”) must be submitted to the FDA demonstrating that the product candidate, based on preclinical research, animal studies and human clinical trials, is safe for humans and effective for its intended use. Positive results from preclinical studies and early clinical trials do not ensure positive results in more advanced clinical trials designed to permit application for regulatory approval. Our product candidates may suffer significant setbacks in clinical trials, even in cases where earlier clinical trials show promising results. Any of our new product candidates may produce undesirable side effects in humans that could cause us or regulatory authorities to interrupt, delay or halt clinical trials of a product candidate. We or our collaboration partners, the FDA or other regulatory authorities, may suspend our clinical trials at any time if we or they believe the trial participants face unacceptable health risks or if they find deficiencies in any of the regulatory submissions for the product candidate. Other factors that can cause delay or terminate clinical trials include:

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

We rely on third parties to conduct any clinical trials for our product candidates and plan to rely on third parties to conduct any future clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize our current and future product candidates.

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

Regulatory approvals must be obtained and maintained for products incorporating our technology and, if approvals are delayed or withdrawn, commercialization of these products must be suspended or abandoned.

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

We have no current agreements or commitments with respect to any acquisitions or investments by us. Any future acquisitions or investments would further challenge our resources. If we do not properly meet the increasing expenses and demands on our resources from future growth, we will be adversely affected. To properly manage our growth, we must, among other things, improve and implement additional administrative, financial, marketing, operational and research and development systems, procedures and controls on a timely basis. While we currently do not have any plans to hire additional personnel, in the future, we may need to expand our staff in various areas of the business. We may not be able to complete the improvements to our systems, procedures and controls necessary to support our future operations in a timely manner. We may not be able to hire, train, integrate, retain, motivate and manage required personnel, successfully integrate acquisitions or investments, nor successfully identify, manage and pursue existing and potential market opportunities.

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

Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could inhibit or prevent the commercialization of pharmaceutical products we develop alone or with corporate collaborators. We maintain $10.0 million in product liability and clinical trials insurance in the U.S. at an approximate cost of $70,000 per policy year. While management believes this insurance is reasonable for conducting clinical trials, we cannot assure you that any of this coverage will be adequate to protect us in the event of a claim. We, or any corporate collaborators, may not be able to obtain or maintain insurance at a reasonable cost, if at all. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate if any claim arises.

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

We do not expect to declare dividends in the short term. Pending completion of the merger agreement with FCB, we currently intend to retain earnings to support our operations and to finance the growth and development of our business. There can be no assurance that we will have sufficient surplus under Delaware law to be able to pay any dividends. This may result from extraordinary cash expenses, actual expenses exceeding contemplated costs funding of capital expenditures, or increases in reserves. If we do not pay dividends, the price of our common stock must appreciate for you to receive a gain on your investment in CPEX. This appreciation may not occur.

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

In October 2008, CPEX and Auxilium Pharmaceuticals, Inc. (“Auxilium”) received notice that Upsher-Smith Laboratories, Inc. (“Upsher-Smith”) had filed an Abbreviated New Drug Application, or ANDA containing a paragraph IV certification in which Upsher-Smith certified that it believes its proposed generic version of Testim does not infringe our patent, U.S. Patent No. 7,320,968 (“the ’968 Patent”). The ’968 Patent claims a method for maintaining effective blood serum testosterone levels for treating a hypogonadal male, and will expire in January 2025. The ’968 Patent is listed for Testim® in Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), published by the U.S. Food and Drug Administration (“FDA”) Upsher-Smith’s paragraph IV certification sets forth allegations that the ’968 Patent will not be infringed by the manufacture, use, or sale of its proposed generic product. On December 4, 2008, we and Auxilium filed a Hatch-Waxman infringement lawsuit in the United States District Court for the District of Delaware (“the Court”) against Upsher-Smith seeking injunctive and declaratory relief. The Court docketed this case as Civil Action No. 08-908-SLR. . In June 2009, Upsher-Smith amended its answer to the complaint to include a defense and counterclaim of invalidity of the ’968 Patent, which CPEX and Auxilium have denied. A patent issued by the U.S. Patent and Trademark Office (USPTO), such as the ’968 Patent, is presumed valid. As of March 2011, the lawsuit remains pending; however, the trial date has been removed from the Court’s calendar. Any final FDA approval of Upsher-Smith’s proposed generic product will be stayed until the earlier of thirty months from the date of our receipt of the paragraph IV certification (April 2011) or an adverse decision in our patent infringement lawsuit.

We have filed continuation and divisional applications with the USPTO relating to the ’968 Patent. Six patents, U.S. Patent Nos. 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; and 7,608,610, issued from these applications, and may provide us with further market protection. Each of these six patents has been listed in the Orange Book with respect to Testim®.

We are committed to protecting our intellectual property rights and will vigorously pursue the Hatch-Waxman patent infringement lawsuit. However, if we are unsuccessful in obtaining an injunction to keep Upsher-Smith’s proposed version of Testim® off the market until the patent protection expires, or in defending the ’968 Patent covering Testim®, sales of Testim® and our royalties relating to Testim® sales will be materially reduced.

Item 4.	(Removed and Reserved)

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been trading on The NASDAQ Capital Market since July 1, 2008, under the trading symbol “CPEX”. The following table sets forth, for the periods indicated, the range of quarterly high and low sales prices for our common stock as reported on The NASDAQ Capital Market;

	High	Low

Fiscal Year Ended December 31, 2010
First Quarter	$17.42	$11.02
Second Quarter	29.47	15.11
Third Quarter	27.00	22.50
Fourth Quarter	25.25	22.71
Fiscal Year Ended December 31, 2009
First Quarter	$12.58	$5.90
Second Quarter	11.54	6.76
Third Quarter	11.00	8.23
Fourth Quarter	12.75	8.00

As of March 24, 2011 the closing price of our Common Stock was $27.19 and there were 576 holders of record of our common stock, which does not reflect stockholders whose shares are held in street name.

Dividends

We did not pay dividends on our common stock during the years ended December 31, 2010 and 2009 and we do not intend to pay dividends pending completion of the merger agreement with FCB. We intend to retain future earnings in order to finance the growth and development of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the number of securities issuable under our Amended and Restated 2008 Equity Incentive Plan as of December 31, 2010.

Number of Securities
Remaining Available
for Future Issuance
Under Equity
Compensation Plans
	Number of Securities to	Weighted Average	(Excluding
	be Issued Upon Exercise	Exercise Price of	Securities
	of Outstanding Options,	Outstanding Options,	Reflected in the
Plan Category	Warrants and Rights	Warrants and Rights	First Column)

Equity compensation plans approved by security holders	367,023	$12.92	152,187
Equity compensation plans not approved by security holders	—	N/A	—

Total	367,023	$12.92	152,187

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Financial Statements and related Notes to the Consolidated Financial Statements, or Notes, included in Item 15 of this Annual Report. Except for the historical information contained herein the foregoing discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected in the forward-looking statements discussed herein.

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

Overview

We are an emerging specialty pharmaceutical company that employs 13 people as of March 24, 2011, at our principal executive offices in Exeter, New Hampshire. Our business is the research, development, licensing and commercialization of pharmaceutical products utilizing our validated drug delivery platform technology. We have U.S. and international patents and other proprietary rights to technology that facilitates the absorption of drugs. Our platform drug delivery technology enhances permeation and absorption of pharmaceutical molecules across the skin, nasal mucosa and eye through formulation development with proprietary molecules such as CPE-215. Our principal product is Testim®, a gel for testosterone replacement therapy, which is a formulation of CPE-215 with testosterone. Testim is licensed to Auxilium Pharmaceuticals, Inc. which is currently marketing the product in the United States, Europe and other countries.

We believe, based upon our experience with Testim, that our CPE-215 technology is a broad platform technology that has the ability to significantly enhance the permeation of a wide range of therapeutic molecules. To expand the development and commercialization of products using our CPE-215 drug delivery technology, we are pursuing strategic alliances with partners including large pharmaceutical, specialty pharmaceutical and biotechnology companies. The alliance opportunities may include co-development of products, in-licensing of therapeutic molecules, out-licensing of delivery technology or partnering late-stage candidates for commercialization.

Transaction with FCB

On January 4, 2011, we announced that we had entered into a definitive agreement with FCB I Holdings Inc., a newly formed company which is controlled by Footstar Corporation, under which FCB, through a wholly-owned subsidiary, will acquire all of our outstanding common stock for $27.25 per share in cash, pursuant to an agreement and plan of merger. Approved by our Board of Directors the agreement was subsequently approved by our stockholders on March 24, 2011. The closing of the transaction is subject to the satisfaction of certain customary closing conditions, provided, the closing of the transaction may not occur prior to April 4, 2011. We expect that the transaction will be completed shortly following April 4, 2011, but there can be no assurance that the closing will occur in this timeframe or at all. Upon closing of the transaction, we will become a wholly-owned subsidiary of FCB and our common stock will cease to trade on the NASDAQ Capital Market. The foregoing description of the transaction with FCB does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, a copy of which is filed as Exhibit 2.1 hereto.

Consolidated Results of Operations

The following is a discussion of the results of our operations for the years ended December 31, 2010 and 2009. Inflation and changing prices have not had a material impact on our revenues or results from operations in the two years ended December 31, 2010.

Fiscal Year Ended December 31, 2010 Compared To Fiscal Year Ended December 31, 2009

	Year Ended		Increase
	December 31,		(Decrease)
	2010	2009	$	%
		(In thousands)

Royalties and other revenue	$23,297	$18,658	$4,639	25%
Operating expenses:
General and administrative	8,777	8,867	(90)	(1)%
Research and development	7,510	12,291	(4,781)	(39)%
Depreciation and amortization	702	699	3	—%

Total operating expenses	16,989	21,857	(4,868)	(22)%

Income (loss) from operations	6,308	(3,199)	9,507
Other, net	100	159	(59)	(37)%

Income (loss) before taxes	6,408	(3,040)	9,448
Provision (benefit) for income taxes	(230)	—	(230)

Net income (loss)	$6,638	$(3,040)	$9,678

Royalties and other revenue increased 25% to $23.3 million in 2010 from $18.7 million in 2009 due entirely to royalties earned on increased sales of Testim. For the year ended December 31, 2010, Testim prescriptions were reported to have grown approximately 11% compared to the same period in 2009. The long-term prospects for Testim sales are subject to resolution of our patent infringement suit against Upsher-Smith, which has made an ANDA filing for a generic version of Testim, as described above in “Legal Proceedings”.

General and administrative costs decreased 1% to $8.8 million in 2010 compared to $8.9 million in 2009, primarily due to a net decrease in advisory and consulting expenses. During 2010, there was a substantial decrease in legal fees associated with the legal proceedings described under — Commitments, contingencies and concentrations — Legal Proceedings in the accompanying Notes to the Consolidated Financial Statements which were offset by an increase in fees and expenses relating to the exploration of strategic alternatives.

Research and development expenses consist primarily of costs associated with the development of Nasulin, which was our product candidate in development until March 2010 when we determined to cease Nasulin development activities. These costs include costs of clinical trials, manufacturing supplies and other development materials, compensation and related benefits for research and development personnel, costs for consultants, and various overhead costs. Research and development costs are expensed as incurred. Research and development costs decreased to $7.5 million in 2010 compared to $12.3 million in 2009, primarily due to a $4.7 million decrease in spending on clinical trials following the discontinuation of the Nasulin clinical trial program and a $1.2 million decrease in employee related expenses. These decreases were partially offset by a $1.5 million increase in spending on preclinical activities during the year ended December 31, 2010.

Provision for income taxes for the year ended December 31, 2010 is a net credit of $230,000. During 2010, we determined that it was more likely than not that we will realize our net deferred tax assets for which there was a valuation allowance. Accordingly, we reversed our valuation allowance of $2.9 million which was partially offset by current and deferred income taxes of $2.7 million. No tax benefit was recorded during the year ended December 31, 2009 as future operating profits could not be reasonably assured at that time. See Note 8 — Provision for Income Taxes in the accompanying consolidated financial statements for additional information.

Liquidity and Capital Resources

Overview

We had approximately $22.2 million in cash and cash equivalents at December 31, 2010, which, along with Testim royalties, we believe will be sufficient to fund our operations and our cash requirements for at least the next twelve months. Our cash includes balances maintained in commercial bank accounts, amounts invested in overnight sweep investments and cash deposits in money market accounts. There can be no assurance that changes in our research and development plans or other events affecting our revenues or operating expenses will not result in the earlier depletion of our funds. In appropriate situations, which will be strategically determined, we may seek funding from other sources, including, but not limited to, contribution by others to joint ventures and other collaborative or licensing arrangements for the development, testing, manufacturing and marketing of products currently under development or sales of debt or equity securities.

Summary Balance Sheet and Cash Flow Information
(in thousands)

	December 31,
	2010	2009

Summary Financial Position
Cash and cash equivalents	$22,157	$13,695
Accounts receivable	6,428	5,289
Total assets	35,347	26,043
Total current liabilities	3,677	3,007
Working capital	25,915	16,559
Total stockholders’ equity	31,670	23,036

	December 31,
	2010	2009

Summary of Sources and (Uses) of Cash:
Operating activities	$6,719	$(598)
Investing activities	985	(922)
Purchases of property, plant and equipment	(15)	(398)
Additions to intangible assets	—	(224)
Financing activities	758	4

Sources and Uses of Cash

Operating Activities

Net cash provided by operating activities was $6.7 million for the year ended December 31, 2010, largely resulting from the net income of $6.6 million, an increase in income taxes payable of $1.5 million, non-cash share-based compensation expense of $1.1 million and depreciation and amortization of $702,000. These were partially offset by the recognition of deferred tax assets of $1.9 million, an increase in accounts receivable of $1.1 million and decreases in accounts payable and accrued expenses of $866,000. Net cash used in operating activities was $598,000 for the year ended December 31, 2009, largely resulting from the net loss of $3.0 million and an increase in accounts receivable of $844,000, which were partially offset by non-cash share-based compensation expense of $1.9 million, increases in accounts payable and accrued expenses of $670,000 and depreciation and amortization of $699,000.

Investing Activities

Included in investing activities for the year ended December 31, 2010 is $1.0 million resulting from the expiration of a letter of credit the Company was no longer required to maintain. Historically, our investing activities have included capital expenditures necessary to expand our manufacturing capacity and laboratory facilities, purchase laboratory equipment and upgrade office equipment. In addition, investing activities included outlays related to patent registration costs and costs to acquire intellectual property rights. Cash used in investing activities in 2009 was $922,000 which included a $300,000 note receivable, which is described under Commitments, contingencies and concentrations — Agreement for a Potential Joint Venture in the accompanying Notes to the Consolidated Financial Statements. It also included $398,000 for the purchase of manufacturing and laboratory equipment, and $224,000 for costs related to obtaining new patents.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2010 includes proceeds from the exercise of stock options and excess tax benefits from share-based awards. Net cash provided by financing activities for the year ended December 31, 2009 includes proceeds from the exercise of stock options.

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

Share-based compensation

We record share-based compensation expense in accordance with the fair value recognition provisions of FASB ASC Topic 718 (Prior authoritative literature: SFAS No. 123(R), Share-Based Payment). Under the fair value recognition provisions of FASB ASC 718, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. Determining the fair value of equity awards at the grant date requires judgment. We estimate the grant date fair value of stock options using the Black-Scholes option valuation model. This option valuation model requires the input of subjective assumptions including: (1) Expected life — the expected life (estimated period of time outstanding) of options granted is estimated based on historical exercise behaviors, including the periods prior to the Separation when we were the drug delivery business of Bentley; (2) Volatility — the volatility applied to grants is the average stock volatility of CPEX and a peer group of comparable life science companies using daily price observations for each company over a period of time commensurate with the expected life of the respective award; (3) Risk-free rate — the risk-free interest rate is based on the yield curve of U.S. Treasury securities in effect at the date of the grant, having a duration commensurate with the estimated life of the award; and (4) Dividends — as we have not declared dividends, and we do not expect to declare dividends in the future, we include an annual dividend rate of 0% when calculating the grant date fair value of equity awards. Because share-based compensation expense is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. FASB ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

Provision for income taxes

We have provided for current and deferred U.S. federal and state income taxes for the current and prior periods presented. Current and deferred income taxes have been provided with respect to jurisdictions where our subsidiary produces taxable income.

In 2010, we determined that it is more likely than not that we will realize our net deferred tax assets for which we have previously recorded a valuation allowance. Accordingly, we reversed the valuation allowance against our deferred taxes. Previous to 2010, as future operating profits could not be reasonably assured, no tax benefit was recorded for net deferred taxes. In addition, we operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. Although we believe that adequate consideration has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on our financial position, results of operations or cash flows.

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

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 for Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This Update requires new disclosures for transfers in and out of Level 1 and 2 and activity in Level 3. This Update also clarifies existing disclosures for level of disaggregation and about inputs and valuation techniques. The new disclosures are effective for interim and annual periods beginning after December 15, 2009, except for the Level 3 disclosures, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements and is not expected to have a significant impact on the reporting of our financial condition or results of operations.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method, which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. Under the milestone method of revenue recognition, consideration that is contingent upon achievement of a milestone in its entirety can be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This standard provides the criteria to be met for a milestone to be considered substantive which include that: a) performance consideration earned by achieving the milestone be commensurate with either performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from performance to achieve the milestone; and b) relate to past performance and be reasonable relative to all deliverables and payment terms in the arrangement. This standard is effective on a prospective basis for milestones in fiscal years beginning on or after June 15, 2010. The adoption of this new guidance did not have a material impact on our financial statements and is not expected to have a significant impact on the reporting of our financial condition or results of operations.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805) (“ASU 2010-29”). ASC Topic 350 (Prior authoritative literature : FASB Staff Position (“FSP”) 142-3, Determination of the Useful Life of Intangible Assets)has required pro forma revenue and earnings disclosure requirements for business combinations. ASU 2010-29 clarifies the requirements for disclosure of supplementary pro forma information for business combinations. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The modifications to ASC Topic 805 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. Early adoption is permitted. The Company believes that the impact, if any, the application of the amendments in ASU 2010-29 may have on its financial statements will not be significant.

In June 2009, the FASB issued ASC Topic 810 (Prior authoritative literature: Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),”), which improves financial reporting by enterprises involved with variable interest entities. ASC 810 addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. We adopted this topic as of January 1, 2010 and determined that the adoption did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued ASC Topic 860 (Prior authoritative literature: issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140”. ASC Topic 860 prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, ASC Topic 860 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS No. 140, by removing the concept of a qualifying special-purpose entity from SFAS No. 140 and removes the exception from applying FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised), or FIN 46(R), to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS No. 140. We adopted this topic as of January 1, 2010 and determined that the adoption did not have a material impact on our consolidated financial statements.

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

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

Part III

Item 10.	Directors and Executive Officers of the Registrant and Corporate Governance

Directors and Executive Officers

Our Directors and Executive Officers are listed below:

Name	Age	Position(s)	Director Class

James R. Murphy	61	Director and Chairman of the Board	III
Robert Forrester	47	Director	II
Michael McGovern	67	Director	III
John W. Spiegel	70	Director	I
John A. Sedor	66	Chief Executive Officer, President and Director	N/A
Nils Bergenhem	52	Chief Scientific Officer and Vice President	N/A
Lance Berman	40	Chief Medical Officer and Senior Vice President	N/A
Robert P. Hebert	38	Chief Financial Officer and Vice President	N/A

James R. Murphy, Director and non-executive Chairman of the Board — 61, has served as our non-executive Chairman of the Board since the spin-off from Bentley Pharmaceuticals, Inc. in 2008. Mr. Murphy was President of Bentley from September 1994 until August 2005, was named Chief Executive Officer effective January 1995 and became Chairman of the Board in June 1995. Mr. Murphy served as Vice President of Business Development at MacroChem Corporation, a publicly owned pharmaceutical and drug delivery company, from March 1993 through September 1994. From September 1992 until March 1993, Mr. Murphy served as a consultant in the pharmaceutical industry with his primary efforts directed toward product licensing. Prior thereto, Mr. Murphy served as Director Worldwide Business Development and Strategic Planning of Bentley from December 1991 to September 1992. Mr. Murphy previously spent 14 years in pharmaceutical research and product development with SmithKline Corporation and in international business development with contract research and consulting laboratories. Mr. Murphy received a B.A. in Biology from Millersville University. The Board of Directors believes Mr. Murphy’s qualifications to sit on our Board of Directors include his extensive experience with pharmaceutical companies, particularly including his focus on business development and strategic collaborations, as well as his executive leadership and management expertise.

Robert Forrester, Director — 47, has served as one of our directors since 2010. Mr. Forrester is Chief Operating Officer of FORMA Therapeutics, Inc., a private pharmaceutical development company. Before joining FORMA, Mr. Forrester was the Interim President and Chief Executive Officer, and Chief Financial Officer of CombinatoRx (NASDAQ:CRXX), a pharmaceutical company, from 2004 until 2010. Prior to joining CombinatoRx, Mr. Forrester served as Senior Vice President, Finance and Corporate Development at Coley Pharmaceutical Group (acquired by Pfizer, Inc.), a pharmaceutical company, from 2000 to 2003. From 1994 to 2000, Mr. Forrester was a managing director of the Proprietary Investment Group at MeesPierson, part of the Fortis Group, a banking, insurance, and investment management company. Prior to MeesPierson, Mr. Forrester worked for BZW, UBS, & Clifford Chance. He is a member of the Board of Directors of Myriad Pharmaceuticals (NASDAQ:MYRX), Atlantic Healthcare, Rhapsody Biologics and MoMelan Technologies. He holds a LL.B. from Bristol University. The Board believes Mr. Forrester’s qualifications to sit on our Board of Directors include his leadership experience in the biotechnology industry, as well as his years of experience in the banking and legal fields, during which time he gained significant strategic, operational and corporate governance expertise.

Michael McGovern, Director — 67, has served as one of our directors since the spin-off from Bentley. Mr. McGovern served as a Bentley director from 1997 until the spin-off and was named Vice Chairman of Bentley in October 1999. Mr. McGovern serves as President of McGovern Enterprises, a provider of corporate and financial consulting services, which he founded in 1975. Mr. McGovern is Chairman of the Board of Training Solutions Interactive, Inc., Chairman of the Board of Teacher Research Network, LLC, Vice Chair of L2C Corporation, a Director on the corporate board of the Reynolds Development Company, a Director of

Eclipse Aerospace, Inc., and a Director of each of Community & Southern Holdings, Inc. and its banking subsidiary, Community & Southern Bank Inc. Mr. McGovern received a B.S. and M.S. in accounting and his Juris Doctor from the University of Illinois. Mr. McGovern is a Certified Public Accountant. The Board of Directors believes Mr. McGovern’s qualifications to sit on our Board of Directors include his financial expertise and his years of experience providing strategic and corporate consulting services to a broad range of businesses.

John W. Spiegel, Director — 70, has served as one of our directors the spin-off from Bentley. Mr. Spiegel served as a Bentley director from 2002 until the spin-off. Mr. Spiegel served as Vice Chairman and Chief Financial Officer of SunTrust Banks, Inc. from August 2000 until he retired as Chief Financial Officer in August 2004 and as Vice Chairman in 2005. Prior to August 2000, Mr. Spiegel was an Executive Vice President and Chief Financial Officer of SunTrust Banks since 1985. Mr. Spiegel also serves on the Board of Directors of Rock-Tenn Company, S1 Corporation, Colonial Properties Trust and formerly served on the Board of Directors of Homebanc Corp. Mr. Spiegel is a member of the Dean’s Advisory Council of the Goizueta Business School at Emory University. Mr. Spiegel is also a member of the board of directors of Community and Southern Holdings, Inc. and chairman of its banking subsidiary, Community and Southern Bank, Inc. Mr. Spiegel received an MBA from Emory University. The Board of Directors believes Mr. Spiegel’s qualifications to sit on our Board of Directors include his financial expertise, which qualify him as our “audit committee financial expert” and his extensive executive experience, including leadership roles in complex organizations.

John A. Sedor, CEO, President and Director — 66, has been our Chief Executive Officer and President since the spin-off from Bentley in 2008. Mr. Sedor was President of Bentley from 2005 until the spin-off. From 2001 to May 2005, he was President and CEO of Sandoz, Inc. (a division of Novartis AG). From 1998-2001 Mr. Sedor was President and Chief Executive Officer at Verion, Inc., a drug delivery company. Previously, Mr. Sedor served as President and Chief Executive Officer at Centeon, LLC, a joint venture between two major multinational corporations, Rhône-Poulenc Rorer and Hoechst AG. Previously, Mr. Sedor served as Executive Vice President at Rhône-Poulenc Rorer, Revlon Health Care and Parke-Davis. Mr. Sedor holds a Bachelor of Science degree in Pharmacy/Chemistry from Duquesne University, and has studied strategic marketing at both Northwestern University’s Kellogg Graduate School of Management and Harvard Business School. He has also attended Harvard’s Executive Forum. The Board of Directors believes Mr. Sedor’s qualifications to sit on our Board of Directors include his decades of experience in the pharmaceutical industry, including his service as our, and, prior to our spin-off, Bentley’s, President and/or Chief Executive Officer.

Nils Bergenhem, Ph.D., Chief Scientific Officer and Vice President — 52, joined us as Chief Scientific Officer in February 2010. From January 2008 until joining CPEX, Dr. Bergenhem served as Chief Scientific Officer at Escoublac, Inc., the first biotechnology company in the Biogen Idec Innovations Incubator. There, he was responsible for development and execution of the research plan for human osteocalcin in metabolic disease, Type 2 diabetes and obesity. From June 2005 until December 2007 he served as CSO at AdipoGenix where he oversaw internal drug discovery and development programs for obesity and related co-morbidities, as well as the AdipoGenix alliance with Johnson and Johnson. Previously, Dr. Bergenhem served as Vice President for Research at the Institute for Diabetes Discovery, as Director for Diabetes Research at OSI Pharmaceuticals Inc. and held positions of increasing importance at Novo Nordisk in Copenhagen. Dr. Bergenhem holds a BS degree in Chemistry from Linkoping University, Sweden, and a Ph.D. in Biochemistry from Umeå University, Sweden. He has completed postdoctoral work at University of Michigan in Molecular Biology and Human Genetics, where he also spent three years at the School of Medicine as Research Investigator at the Institute of Gerontology and at the Department of Biological Chemistry.

Lance Berman, M.D., Chief Medical Officer and Senior Vice President — 40, has been our Chief Medical Officer since February 2009. Previously, Dr. Berman served at Pfizer from 2003 until 2009. From December 2007 he served as Senior Medical Director and Global Medical Team Leader at Pfizer, responsible for the strategic medical development and evolution of products within the cardiovascular and diabetes portfolios. Previously, Dr. Berman held roles of increasing importance at Schering-Plough from 1999 to 2003 and Janssen Pharmaceuticals (Johnson & Johnson) from 1996 to 1999. Dr. Berman received his Bachelor of Medicine and

Bachelor of Surgery at University of Cape Town in Cape Town, South Africa, and holds a Masters Degree in Pharmaceutical Medicine.

Robert P. Hebert, Chief Financial Officer and Vice President — 38, has been in this role since the spin-off from Bentley in 2008. From June 2006 until the spin-off, Mr. Hebert was Controller and Principal Accounting Officer for Bentley. In this role, Mr. Hebert managed all of Bentley’s accounting and reporting functions. From May 2003 until June 2006, Mr. Hebert was Bentley’s Director of SEC Reporting & Compliance, Assistant Secretary and Assistant Treasurer. His responsibilities in this role included Bentley’s financial reporting and compliance with the requirements of the Sarbanes-Oxley Act of 2002. Prior to joining Bentley, Mr. Hebert worked as an auditor for Deloitte & Touche LLP from 1995 to 2003. Mr. Hebert received a B.S. in Business Administration with a concentration in accounting from Merrimack College in 1995.

Audit Committee

The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the independent auditors, who audit our consolidated financial statements. The Audit Committee is also responsible for discussing with our management and our independent auditors, our accounting policies and procedures and reporting systems, as well as the effectiveness of our internal financial controls. The Audit Committee monitors the independence of the auditors, and resolves any disagreements between our management and our independent auditors regarding financial reporting. The Audit Committee also oversees the financial reporting process, including review of the audited financial statements, and based on the reviews and discussions referred to above, it recommends to the Board whether the financial statements should be included in our Annual Report on Form 10-K. The Audit Committee currently consists of Messrs. John W. Spiegel (Chairman), Robert Forrester and Michael McGovern. Currently, all members of the Audit Committee are “independent” directors in accordance with the listing standards of the NASDAQ and SEC rules. Our Nominating and Governance Committee and our Board of Directors has determined that Mr. Spiegel qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

Code of Business Conduct and Ethics

The Company has adopted a code of business conduct and ethics, or the code of conduct, that applies to its directors, officers, and employees. The code of conduct is publicly available on the Company’s website at www.cpexpharm.com under the caption “Investor Relations — Corporate Governance.” If the Company makes any substantive amendments to the code of business conduct or grants any waiver, including any implicit waiver from a provision of the code of conduct to our principal executive officer, principal financial officer or principal accounting officer, we will disclose the nature of such amendments or waiver on our website or in a Current Report on Form 8-K filed with the SEC. To date, we have not granted any waivers under the code of conduct.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and 10% stockholders to file reports of ownership and reports of change in ownership of the Company’s equity securities with the Securities and Exchange Commission. Directors, executive officers, and 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of the copies of such reports furnished, the Company believes that during the fiscal year ended December 31, 2010, the Company’s directors, executive officers, and 10% stockholders filed on a timely basis all reports required by Section 16(a) of the Exchange Act.

Item 11.	Executive Compensation

Summary Compensation Table for the 2010 and 2009 Fiscal Years

The following table summarizes the compensation of our principal executive officer and our two other most highly paid executive officers who were serving as executive officers as of December 31, 2010 (the “Named Executive Officers”).

				Stock		Option		All Other
		Salary	Bonus	Awards		Awards		Compensation		Total
Name and Principal Position	Year	($)	($)	($)		($)		($)		($)

John A. Sedor	2010	408,116	204,058	—		—		38,370	(4)	650,544
Chief Executive Officer and President	2009	397,000	198,500	8,360	(2)	34,144	(3)	45,494		683,498
Lance Berman, M.D.,	2010	308,400	123,360	—		—		15,220	(5)	446,980
Chief Medical Officer and Senior Vice President	2009	275,000	160,000	85,113	(2)	266,547	(3)	35,321		821,981
Nils Bergenhem	2010	206,250	112,500 (1)	91,104	(2)	212,800	(3)	15,515	(6)	638,169
Chief Scientific Officer and Vice President

(1)	Includes a $30,000 hiring bonus, paid in February 2010, in accordance with Mr. Bergenhem’s employment agreement.

(2)	These amounts include the aggregate grant date fair value, calculated in accordance with FASB ASC Topic 718, of restricted stock units granted to the executives in the year in which the grant was made. For more information on the restricted stock unit valuation assumptions, refer to Note 7 of our Consolidated Financial Statements, included in this report, for the year ended December 31, 2010.

(3)	These amounts include the aggregate grant date fair value, calculated in accordance with FASB ASC Topic 718, of stock options granted to the executives in the year in which the grant was made. For more information on the stock option valuation assumptions, refer to Note 7 of our Consolidated Financial Statements, included in this report, for the year ended December 31, 2010.

(4)	Includes matching contributions in shares of common stock to Mr. Sedor’s 401(k) plan valued at $14,000, life insurance premiums of $12,370 and an automobile allowance of $12,000.

(5)	Includes matching contributions in shares of common stock and cash to Dr. Berman’s 401(k) plan valued at $14,000, a travel allowance of $1,020 and life insurance premiums of $200.

(6)	Includes matching contributions in shares of common stock and cash to Mr. Bergenhem’s 401(k) plan valued at $14,000 and life insurance premiums of $1,515.

Employment Agreements

We have entered into employment agreements with each of Messrs. Sedor, Berman and Bergenhem, which set forth the terms of their relationships with the Company. The agreements renew annually for one-year terms. Under the agreements, each individual is paid a base salary and provided with life insurance, as well as annual salary review, bonus potential and stock option grants. Mr. Sedor is eligible for a bonus each year of up to 50% of his base salary and Messrs. Berman and Bergenhem are each eligible for a bonus each year of up to 40% of his respective base salary. The amount of any such bonuses, which are payable in cash, common stock and/or any other equity awards, and stock option grants are determined by the Compensation Committee after considering the Company’s and each individual’s performances during the year. Mr. Sedor’s agreement also provides for a minimum stock option grant of 5,000 options under the terms of the Amended and Restated 2008 Equity Incentive Plan, however, Mr. Sedor did not receive the minimum award in 2010. Each of these individuals is employed by us on a full time basis.

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

The stock options granted during 2010 and 2009 vest in three equal installments on the first three anniversaries of the grant date and expire on the tenth anniversary of the grant. We believe that this vesting schedule, as well as the vesting schedule for the restricted stock units, aids in retaining executive officers and motivating longer-term performance. The exercise price of stock options is the closing price per share of our common stock on the NASDAQ Capital Market on the date of grant.

Outstanding Equity Awards at 2010 Fiscal Year End

The following table details unexercised options and restricted stock units that have not vested for each of our Named Executive Officers as of December 31, 2010.

	Option Awards						Stock Awards
		Number of	Number of				Number of	Market Value
		Securities	Securities				Shares or	of Shares or
		Underlying	Underlying				Units of	Units of
		Unexercised	Unexercised		Option		Stock That	Stock That
		Options	Options		Exercise	Option	Have Not	Have Not
		(#)	(#)		Price	Expiration	Vested	Vested
Name	Grant Date(1)	Exercisable	Unexercisable		($)	Date	(#)(4)	($)(5)

John A. Sedor	8/27/2005	15,000	—		9.88	8/27/2015	—	—
	5/23/2006	5,000	—		10.57	5/23/2016	—	—
	5/23/2006	12,000	3,000	(2)	10.57	5/23/2016	—	—
	5/23/2007	7,500	—		10.74	5/23/2017	350	8,589
	7/1/2008	66,666	33,334	(3)	17.21	7/1/2018	—	—
	9/29/2009	1,458	2,917	(3)	10.00	9/29/2019	558	13,693
Lance Berman	2/2/2009	15,000	30,000	(3)	7.05	2/2/2019	7,347	180,295
	9/29/2009	1,102	2,204	(3)	10.00	9/29/2019	422	10,356
Nils Bergenhem	2/1/2010	—	17,500	(3)	15.60	2/1/2020	5,840	143,314

(1)	The grant dates, vesting schedules and expiration dates of the awards outstanding on June 30, 2008, which was the Separation date from Bentley Pharmaceuticals, Inc., are based on the original grant dates, vesting schedules and expiration dates of the Bentley awards from which they were converted.

(2)	These options become exercisable as to one-fifth of the shares on each of the first five anniversaries of the date of grant.

(3)	These options become exercisable as to one-third of the shares on each of the first three anniversaries of the date of grant.

(4)	Consists of restricted stock units. Restrictions lapse as to one-third of the shares on each of the first three anniversaries of the grant.

(5)	Market value based on closing stock price of the common stock on the NASDAQ Capital Market of $24.54 on December 31, 2010.

Potential Payments Upon Termination or Change-in-Control

The employment agreements with our Named Executive Officers may be terminated at any time upon written notice. If we terminate a Named Executive Officer without cause, we would be obligated to pay the terminated executive severance equal to the sum of one year’s salary plus a bonus equal to the greater of the bonus target for the current year or bonus paid for the prior year; provided, however, that these obligations shall terminate if the terminated executive does not deliver a general release of claims to us within 60 days after such termination. Additionally, vesting of equity awards shall be accelerated on a pro rata basis determined by the number of completed months of service during the then current annual vesting period. Upon a termination for cause (as defined in such Named Executive Officer’s employment agreement), no severance is payable and the terminated executive’s equity awards shall not be accelerated. Upon the death or disability of an executive officer, all equity awards shall vest.

If any of the Named Executive Officers terminates his employment for good reason (as defined in such Named Executive Officer’s employment agreement), or we terminate his employment without cause, within 12 months after a change in control, (i) we would be obligated to pay the terminated executive two times either (A) the average of his aggregate annual compensation paid by his current employer during the two prior calendar years (including base salary and bonuses, if any) or (B) if he has not been so employed for two full prior calendar years, 12 times his monthly base salary immediately prior to the change in control plus the greater of his (X) most recent bonus, if any, paid by his current employer before the change in control and (Y) his target bonus most recently determined by his current employer prior to the change in control; provided, however, that the obligations in this clause (i) shall terminate if the release described above has not been delivered within 60 days after such termination; (ii) all of his then outstanding equity awards would vest and become fully exercisable immediately; and (iii) he would be entitled to health benefits for a period of up to two years and the right to continue life insurance coverage at our expense for up to two years. The severance payments described in (i) of the preceding sentence would be paid in a lump sum within 30 days after termination of employment, subject to a six month delay if so required to comply with Section 409A of the Internal Revenue Code.

2010 Director Compensation

The following table summarizes compensation paid to our non-employee directors during 2010.

	Fees
	Earned or
	Paid in	Stock		Option
	Cash	Awards		Awards	Total
Name	($)	($)		($)	($)

Miguel Fernandez(1)	31,500	—		—	31,500
Robert Forrester(2)	50,583	69,840	(6)	—	120,423
Michael McGovern(3)	72,417	—		—	72,417
James R. Murphy(4)	84,500	—		—	84,500
John W. Spiegel(5)	78,042	—		—	78,042

(1)	Mr. Fernandez did not stand for re-election at and thus ceased being a director following our annual meeting of stockholders held on May 26, 2010.

(2)	As of December 31, 2010, Mr. Forrester held 3,000 restricted stock units, of which 1,500 are vested.

(3)	As of December 31, 2010, Mr. McGovern held 4,000 restricted stock units and 5,000 stock options, all of which are vested.

(4)	As of December 31, 2010, Mr. Murphy held 7,000 restricted stock units and 10,000 stock options, all of which are vested.

(5)	As of December 31, 2010, Mr. Spiegel held 5,600 restricted stock units and 14,000 stock options, all of which are vested.

(6)	This amount represents the aggregate grant date fair value, calculated in accordance with FASB ASC Topic 718, of 3,000 restricted stock units granted to the director upon his appointment to the board of directors in fiscal 2010. For more information on the restricted stock unit valuation assumptions, refer to Note 7 of our Consolidated Financial Statements, included in this report, for the year ended December 31, 2010.

We pay directors who are not employees, fees consisting of a $25,000 annual retainer, $1,500 for each meeting of the Board of Directors attended, $1,000 for each Audit Committee meeting attended, $1,000 for each Compensation Committee meeting attended, and $1,000 for each Nominating and Governance Committee meeting attended. We also reimburse expenses incurred in attending meetings. In addition, the chairman of the Board is paid an annual retainer of $50,000, the chairman of the Audit Committee is paid an additional annual retainer of $7,500, the chairman of the Compensation Committee is paid an additional annual retainer of $5,000, and the chairman of the Nominating and Governance Committee is paid an additional annual retainer of $5,000.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of January 31, 2011 as to (i) each person (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) who we know to be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of the Named Executive Officers listed in the Summary Compensation Table above, (iii) each director, and (iv) all current executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and dispositive power with respect to their shares of our common stock, except to the extent authority is shared by spouses under applicable law. Pursuant to the rules of the Securities and Exchange Commission, or SEC, the number of shares of common stock deemed outstanding includes shares issuable pursuant to options held by the respective person or group that are currently exercisable or may be exercised within 60 days of January 31, 2011 unless a more recent SEC filing through February 24, 2011 is available for our 5% stockholders. Except as otherwise indicated, the address of each beneficial holder is c/o CPEX Pharmaceuticals, Inc., 2 Holland Way, Exeter, New Hampshire 03833.

	Shares	Percent of
	Beneficially	Common Stock
Name and Address of Beneficial Owner	Owned(1)	Outstanding(2)

5% stockholders (not including executive officers and directors):
Porter Orlin LLC(3)	175,604	6.66%
666 Fifth Avenue, 34th Floor
New York, NY 10103
Kingstown Capital Partners, LLC(4)	159,156	6.04%
11 East 44th Street, 7th Floor
New York, NY 10017
The Mangrove Partners Fund, L.P.(5)	139,017	5.28%
10 East 53rd Street, 31st Floor
New York, NY 10022
Named Executive Officers:
John A. Sedor(6)	126,563	4.65%
Chief Executive Officer and President
Nils Bergenhem(7)	8,332	*
Chief Scientific Officer and Vice President
Lance Berman(8)	40,800	1.54%
Chief Medical Officer and Senior Vice President
Non-Employee Directors:
James R. Murphy(9)	134,168	5.09%
Robert Forrester(10)	2,250	*
Michael McGovern(11)	374,137	14.25%
John W. Spiegel(12)	21,100	*
All current executive officers and directors as a group (eight persons)(13)	758,785	26.54%

*	Less than 1%

(1)	Except as noted below, totals do not include unvested restricted stock units, the holders of which are not considered “beneficial owners” within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934. Specifically, the holders of such units do not have voting or investment power with respect to such units and only obtain voting and investment power when shares of common stock are issued upon settlement of the restricted stock units.

(2)	Pursuant to the rules of the SEC, the number of shares of common stock deemed outstanding includes shares issuable pursuant to options held by the respective person or group that are currently exercisable or may be exercised or issued within 60 days of January 31, 2011.

(3)	The number of shares is based solely on information contained in a Schedule 13G filed by this stockholder on February 14, 2011. Porter Orlin LLC filed the Schedule 13G with A. Alex Porter, Paul Orlin, Amici healthcare, L.P., The Collectors Fund L.P., Lightpath Capital L.P. and CF Advisors (collectively with Porter Orlin LLC, the “Porter Orlin Reporting Persons”). The Schedule 13G reported that the Porter Orlin Reporting Persons have shared voting and dispositive power with respect to all shares owned by Porter Orlin LLC.

(4)	The number of shares is based solely on information contained in a Schedule 13G filed by this stockholder on February 24, 2011. The Kingstown Capital Partners, LLC (“General Partner”) filed the Schedule 13D with Kingstown Capital Management L.P. (“Kingstown Capital”), Kingstown Management GP LLC (“Kingstown Management”), Kingstown Partners Master Ltd. (“Master Fund”), Kingstown Partners II, L.P. (“Fund II”), Ktown, LP (“Ktown,”, and together with Master Fund and Fund II, the “Funds”), Michael Blitzer, Guy Shanon, George P. Bauer, Carol B. Bauer and Bradley P. Bauer. General Partner is the general partner of each of the Funds. Kingstown Capital is the investment manager of each of the Funds. Kingstown Management is the general partner of Kingstown Capital. Each of Mr. Blitzer and Mr. Shanon is a managing member of Kingstown Management. By virtue of these relationships, each of Kingstown Capital, Kingstown Management, Mr. Blitzer and Mr. Shanon may be deemed to beneficially the 156,156 shares owned by the Funds. The Schedule 13D also reported that George P. Bauer has shared voting power with respect to 164,372 shares and shared dispositive power with respect to 5,216 shares and Carol B. Bauer has shares voting and dispositive power with respect to 5,216 shares.

(5)	The number of shares is based solely on information contained in a Schedule 13D filed by this stockholder on January 31, 2011. The Mangrove Partners Fund, L.P. (“Mangrove Fund”) filed the Schedule 13D with Mangrove Partners, Mangrove Capital and Nathaniel August (“Mr. August”). Mangrove Capital is the general partner of Mangrove Fund. Mangrove Partners is the investment manager of Mangrove Fund. Mr. August is Director of Mangrove Partners. Mangrove Fund, Mangrove Partners, Mangrove Capital and Mr. August have shared voting and dispositive power with respect to all 139,017 shares.

(6)	Includes 1,200 shares of common stock owned by Mr. Sedor’s children, as to which Mr. Sedor disclaims beneficial ownership, and includes 2,850 shares of common stock held in Mr. Sedor’s 401(k) Retirement Plan account. Also includes 107,624 shares of common stock issuable pursuant to presently exercisable stock options.

(7)	Includes 553 shares of common stock held in Mr. Bergenhem’s 401(k) Retirement Plan account. Also includes 5,833 shares of common stock issuable upon stock options that will vest within 60 days of January 31, 2011 and 1,946 shares of common stock issuable upon settlement of restricted stock units that will vest within 60 days of January 31, 2011.

(8)	Includes 2,142 shares of common stock held in Mr. Berman’s 401(k) Retirement Plan account. Also includes 16,102 shares of common stock issuable pursuant to presently exercisable stock options and 15,000 shares of common stock issuable upon stock options that will vest within 60 days of January 31, 2011 and 3,673 shares of common stock issuable upon settlement of restricted stock units that will vest within 60 days of January 31, 2011.

(9)	Includes 1,211 shares of common stock held in an individual retirement account. Also includes 10,000 shares of common stock issuable pursuant to presently exercisable stock options and 7,000 shares of common stock issuable upon settlement of vested restricted stock units.

(10)	Includes 1,500 shares of common stock issuable upon settlement of vested restricted stock units and 750 shares of common stock issuable upon settlement of restricted stock units that will vest within 60 days of January 31, 2011.

(11)	Includes 10,000 shares of common stock owned by Mr. McGovern’s spouse, as to which Mr. McGovern disclaims beneficial ownership, 5,000 shares of common stock issuable pursuant to presently exercisable stock options and 4,000 shares of common stock issuable upon settlement of vested restricted stock units.

(12)	Includes 1,500 shares held in a revocable trust over which Mr. Spiegel possesses shared voting and dispositive power, 14,000 shares of common stock issuable pursuant to presently exercisable stock options and 5,600 shares of common stock issuable upon settlement of vested restricted stock units.

(13)	Includes 196,527 shares of common stock issuable pursuant to presently exercisable stock options. Also includes 6,369 shares of common stock issuable upon settlement of restricted stock units that will vest within 60 days of January 31, 2011. Also includes 18,100 shares of common stock issuable upon settlement of vested restricted stock units. Also includes 20,833 shares of common stock issuable upon stock options that will vest within 60 days of January 31, 2011. Also includes 10,006 shares of common stock held in 401(k) Retirement Plan accounts and/or individual retirement accounts of certain of our executive officers. See footnotes 6 through 13 above.

Change in Control

On January 4, 2011, we announced that we had entered into a definitive agreement with FCB I Holdings Inc. (“FCB”), a newly formed company which is controlled by Footstar Corporation, under which FCB, through a wholly-owned subsidiary, will acquire all of our outstanding common stock for $27.25 per share in cash, pursuant to an agreement and plan of merger (the “Merger Agreement”). The transaction was approved by our Board of Directors and was approved by our stockholders on March 24, 2011. The closing of the transaction is subject to the satisfaction of certain customary closing conditions, provided, the closing of the transaction may not occur prior to April 4, 2011. We expect that the transaction will be completed shortly following April 4, 2011, but there can be no assurance that the closing will occur on this timeframe or at all. Upon closing of the transaction, we will become a wholly-owned subsidiary of FCB and our common stock will cease to trade on the NASDAQ Capital Market. The foregoing description of the transaction with FCB does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, a copy of which is filed as Exhibit 2.1 hereto.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Our Board of Directors has adopted a written Policy on Related Person Transactions that sets forth our policies and procedures for the reporting, review, and approval or ratification of each related person transaction. The Nominating and Governance Committee is responsible for implementing the policy. The policy applies to transactions and other relationships that would need to be disclosed in this proxy statement as related person transactions pursuant to Item 404 of the SEC’s Regulation S-K, or Item 404. In general, these transactions and relationships are defined as those involving our executive officers, directors, nominees for director or 5% stockholders, or specified members of the family or household of any of these individuals, where CPEX or any of its affiliates have participated in the transaction as a direct party or by arranging the transaction and the transaction involves more than $120,000. In adopting this policy, our Board of Directors expressly excluded from its coverage any transactions, among others, involving compensation of our executive officers or directors that has been expressly approved by our Compensation Committee or our Board of Directors.

Since January 1, 2009, we have not been engaged in any related party transactions requiring disclosure pursuant to subsection (d) of Item 404, nor are we party to any proposed related party transactions.

Director Independence

We are subject to the NASDAQ listing standards, which require that a majority of our directors be independent. Under the NASDAQ listing standards, a director is independent if he or she is not an executive officer or employee of CPEX and does not have any relationship that, in the opinion of our Board, would interfere with his or her exercise of independent judgment in carrying out his or her responsibilities as a director. The NASDAQ listing standards also identify a variety of relationships that, if they exist, prevent a director from being considered independent.

Our Nominating and Governance Committee and our Board of Directors have determined that, at the current time, Messrs. Forrester, McGovern and Spiegel meet the NASDAQ listing standards for independence. Mr. Murphy does not meet these standards because of his prior employment with Bentley Pharmaceuticals, Inc., which under NASDAQ independence standards, will preclude independence until the third anniversary of CPEX’s independence from Bentley in mid-2008. Mr. Sedor, as the President and Chief of Executive Officer of CPEX, is precluded from being considered independent.

Item 14.	Principal Accounting Fees and Services

	Fiscal 2010	Fiscal 2009

BDO USA, LLP Audit Fees	$138,339	$165,871
Deloitte & Touche Audit Fees	—	124,959

Total	$138,339	$290,830

The Audit Committee pre-approves the engagement of BDO USA, LLP for all professional services. The pre-approval process generally involved the full Audit Committee evaluating and approving the particular engagement prior to the commencement of services. There were no audit-related, tax or other fees billed by BDO USA or Deloitte & Touche for the years ended December 31, 2010 and 2009.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

Page Herein

(a)	The following documents are filed as a part of this report:
(1) Financial Statements:
	Consolidated Financial Statements of CPEX Pharmaceuticals, Inc. and Subsidiary	F-1 to F-22
(2) Financial Statement Schedules:
None
(3) Exhibits — See index beginning on page 43
(b)	The exhibits filed as a part of this annual report on Form 10-K are listed on the Exhibit Index immediately following the signature page. The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPEX PHARMACEUTICALS, INC.

By:	/s/ John A. Sedor
John A. Sedor
Chief Executive Officer and President

Date: March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James R. Murphy James R. Murphy	Director and Chairman of the Board	March 31, 2011

/s/ Michael McGovern Michael McGovern	Director	March 31, 2011

/s/ Robert Forrester Robert Forrester	Director	March 31, 2011

/s/ John W. Spiegel John W. Spiegel	Director	March 31, 2011

/s/ John A. Sedor John A. Sedor	Chief Executive Officer, President and Director (Principal Executive Officer)	March 31, 2011

/s/ Robert P. Hebert Robert P. Hebert	Chief Financial Officer and Vice President (Principal Financial and Accounting Officer)	March 31, 2011

Exhibit Index

to Form 10-K for the Year Ended December 31, 2010

Exhibit
Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of January 3, 2011, by and among CPEX Pharmaceuticals, Inc., and FCB I Holdings Inc. and FCB I Acquisition Corp. Filed as Exhibit 2.1 to the CPEX Form 8-K filed on January 4, 2011 and incorporated herein by reference.
2.2	Form of Separation and Distribution Agreement by and between CPEX Pharmaceuticals, Inc. and Bentley Pharmaceuticals, Inc. Filed as Exhibit 2.1 to Amendment No. 2 of the CPEX Form 10 (File No. 001-33895) filed on May 8, 2008 and incorporated herein by this reference.
3.1	Amended and Restated Certificate of Incorporation of CPEX Pharmaceuticals, Inc. filed with the Office of the Secretary of State of the State of Delaware on September 28, 2007. Filed as Exhibit 3.1 to Amendment No. 4 of the CPEX Form 10 (File No. 001-33895) filed on May 30, 2008 and incorporated herein by this reference.
3.2	Amended and Restated By-laws of CPEX Pharmaceuticals, Inc. Filed as Exhibit 3.2 to Amendment No. 4 of the CPEX Form 10 (File No. 001-33895) filed on May 30, 2008 and incorporated herein by this reference.
4.1	Rights Agreement, dated June 13, 2008, by and between CPEX Pharmaceuticals, Inc. and American Stock Transfer and Trust Company. Filed as Exhibit 4.1 to the CPEX Current Report on Form 8-K filed on June 18, 2008 and incorporated herein by this reference.
4.2	Amendment to Rights Agreement, dated as of January 3, 2011, by and between CPEX Pharmaceuticals, Inc and American Stock Transfer and Trust Company. Filed as Exhibit 4.1 to Current Report on Form 8-K filed on January 4, 2011 and incorporated herein by this reference.
4.3	Form of Certificate of Designation of Series A Preferred Stock. Filed as Exhibit A to the Form of Rights Agreement filed as Exhibit 4.1 to Amendment No. 4 of the CPEX Form 10 (File No. 001-33895) filed on May 30, 2008 and incorporated herein by this reference.
4.4	Form of Rights Certificate. Filed as Exhibit B to the Form of Rights Agreement filed as Exhibit 4.1 to Amendment No. 4 of the CPEX Form 10 (File No. 001-33895) filed on May 30, 2008 and incorporated herein by this reference.
10.1	Asset Purchase Agreement between Bentley Pharmaceuticals, Inc. and Yungtai Hsu dated February 1, 1999, including letter amendment effective as of December 31, 2007. Filed as Exhibit 10.4 to Amendment No. 1 of the CPEX Form 10 (File No. 001-33895) filed on April 11, 2008 and incorporated herein by this reference.
10.2	License Agreement between Bentley Pharmaceuticals, Inc. and Auxilium A2, Inc. dated May 31, 2000, including thereto Amendment No. 1 dated October 2000, Amendment No. 2 dated May 31, 2001, Amendment No. 3 dated September 6, 2002 and Amendment No. 4 dated March 25, 2004. Filed as Exhibit 10.5 to the CPEX Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by this reference.
10.3	Employment Agreement by and between CPEX Pharmaceuticals, Inc. and John Sedor dated April 11, 2007. Filed as Exhibit 10.6 to Amendment No. 1 of the CPEX Form 10 (File No. 001-33895) filed on April 11, 2008 and incorporated herein by this reference.
10.4	Employment Agreement by and between CPEX Pharmaceuticals, Inc. and Robert P. Hebert dated April 11, 2007 Filed as Exhibit 10.7 to Amendment No. 1 of the CPEX Form 10 (File No. 001-33895) filed on April 11, 2008 and incorporated herein by this reference.
10.5	CPEX Pharmaceuticals, Inc. Amended and Restated 2008 Equity Incentive Plan. Filed as Appendix A to the CPEX definitive proxy statement filed on May 8, 2009 and incorporated herein by this reference.
10.6	Employment Agreement by and between CPEX Pharmaceuticals, Inc. and Lance Berman dated February 2, 2009. Filed as Exhibit 10.1 to the CPEX Form 8-K filed on February 3, 2009 and incorporated herein by this reference.
10.7	Employment Agreement by and between CPEX Pharmaceuticals, Inc. and Nils Bergenhem dated February 1, 2010. Filed as Exhibit 10.11 to the Form 10-K filed on March 29, 2010 and incorporated herein by this reference.

Exhibit
Number		Description of Exhibit

23	.1*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.
31	.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

Exhibits 10.3 through 10.7 above are management contracts or compensatory plans or arrangements in which executive officers or directors of CPEX Pharmaceuticals, Inc. participate.

Index to Consolidated Financial Statements of
CPEX Pharmaceuticals, Inc. and Subsidiary

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
CPEX Pharmaceuticals, Inc.
Exeter, New Hampshire

We have audited the accompanying consolidated balance sheets of CPEX Pharmaceuticals, Inc. and its subsidiary (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of CPEX Pharmaceuticals, Inc. and its subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/   BDO USA, LLP

Boston, Massachusetts
March 31, 2011

CPEX Pharmaceuticals, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009
	(In thousands, except per
	share data)

ASSETS
Current assets:
Cash and cash equivalents	$22,157	$13,695
Accounts receivable	6,428	5,289
Prepaid expenses and other current assets	701	582
Short-term deferred tax assets	306	—

Total current assets	29,592	19,566

Non-current assets:
Fixed assets, net	2,183	2,938
Intangible assets, net	1,663	2,211
Restricted cash	—	1,000
Note receivable	327	311
Long-term deferred tax assets	1,582	—
Other	—	17

Total non-current assets	5,755	6,477

Total assets	$35,347	$26,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$697	$1,374
Income taxes payable	1,535	—
Accrued expenses	1,445	1,633

Total current liabilities	3,677	3,007

Commitments and contingencies (Note 10)
Stockholders’ equity:
Series A preferred stock, $1.00 par value, authorized 1,000 shares, issued and outstanding, none	—	—
Common stock, $0.01 par value, authorized 35,000 shares, issued and outstanding, 2,617 and 2,537 shares at December 31, 2010 and December 31, 2009, respectively	26	25
Additional paid-in capital	28,760	26,765
Retained earnings (accumulated deficit)	2,884	(3,754)

Total stockholders’ equity	31,670	23,036

Total liabilities and stockholders’ equity	$35,347	$26,043

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CPEX Pharmaceuticals, Inc. and Subsidiary
Consolidated Statements of Operations

	For the Year Ended December 31,
	2010	2009
	(In thousands, except per share data)

Revenues:
Royalties and other revenue	$23,297	$18,658

Operating expenses:
General and administrative	8,777	8,867
Research and development	7,510	12,291
Depreciation and amortization	702	699

Total operating expenses	16,989	21,857

Income (loss) from operations	6,308	(3,199)

Other income (expenses):
Interest income	101	162
Interest expense	(2)	(3)
Other, net	1	—

Income (loss) before taxes	6,408	(3,040)
Provision (benefit) for income taxes	(230)	—

Net income (loss)	$6,638	$(3,040)

Net income (loss) per common share:
Basic	$2.57	$(1.21)

Diluted	$2.46	$(1.21)

Weighted average common shares outstanding:
Basic	2,578	2,511

Diluted	2,699	2,511

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CPEX Pharmaceuticals, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity

				Retained
	$0.01 Par Value		Additional	Earnings		Other
	Common Stock		Paid-In	(Accumulated		Comprehensive
	Shares	Amount	Capital	Deficit)	Total	Income (loss)
	(In thousands)

Balance at December 31, 2008	2,484	$25	$24,532	$(714)	$23,843	$—
Net loss	—	—	—	(3,040)	(3,040)	(3,040)
Share-based compensation	—	—	1,764	—	1,764	—
Issuance of common stock in lieu of cash as 401(k) matching contributions	18	—	172	—	172	—
Issuance of common stock in lieu of cash compensation	30	—	293	—	293	—
Exercise of stock options and vesting of restricted stock units	5	—	4	—	4	—

Balance at December 31, 2009	2,537	25	26,765	(3,754)	23,036	(3,040)
Net income	—	—	—	6,638	6,638	6,638
Share-based compensation	—	—	1,096	—	1,096	—
Issuance of common stock in lieu of cash as 401(k) matching contributions	7	1	141	—	142	—
Exercise of stock options and vesting of restricted stock units	73	—	636	—	636	—
Excess tax benefits from share-based awards	—	—	122	—	122	—

Balance at December 31, 2010	2,617	$26	$28,760	$2,884	$31,670	$3,598

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CPEX Pharmaceuticals, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2010	2009
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$6,638	$(3,040)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	702	699
Share-based compensation expense	1,096	1,764
Deferred taxes	(1,888)	—
Issuance of common stock in lieu of cash as 401(k) matching contributions	142	172
Excess tax benefits from share-based awards	(122)	—
Non-cash charge for write-down of intangible assets	98	—
Changes in operating assets and liabilities:
Receivables	(1,139)	(844)
Prepaid expenses and other current assets	383	(10)
Other assets	17	(9)
Accounts payable and accrued expenses	(865)	670
Income taxes payable	1,657	—

Net cash provided by (used in) operating activities	6,719	(598)

Cash flows from investing activities:
Additions to fixed assets	(15)	(398)
Additions to intangible assets	—	(224)
Note receivable	—	(300)
Restricted cash	1,000	—

Net cash provided by (used in) investing activities	985	(922)
Cash flows from financing activities:
Proceeds from the exercise of stock options	636	4
Excess tax benefits from share-based awards	122	—

Net cash provided by financing activities	758	4

Net increase (decrease) in cash and cash equivalents	8,462	(1,516)
Cash and cash equivalents at beginning of year	13,695	15,211

Cash and cash equivalents at end of year	$22,157	$13,695

Cash paid for interest	$2	$3

Cash paid for income taxes	$—	$—

Supplemental Disclosures of Non-Cash Financing and Investing Activities
The Company has issued common stock in lieu of cash to its executive officers and other employees as a portion of their 2008 bonus during the year as follows:
Shares	—	30

Amount	$—	$293

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CPEX Pharmaceuticals, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 1 — DESCRIPTION OF BUSINESS

CPEX Pharmaceuticals, Inc. (which may be referred to as “CPEX” or the “Company”) was incorporated in 2007 in the State of Delaware and has one wholly-owned subsidiary, CPEX Park, LLC. CPEX is an emerging specialty pharmaceutical company in the business of research and development of pharmaceutical products utilizing its validated drug delivery platform technology. The Company was initially the drug delivery business of Bentley Pharmaceuticals, Inc. (referred to as “Bentley”) which was spun off in June 2008 in connection with the sale of Bentley’s remaining business. Shares of CPEX stock were distributed to Bentley stockholders after the close of business on June 30, 2008 by means of a stock dividend (the “Separation”). Each Bentley stockholder of record on June 20, 2008 received one CPEX share for every ten shares of Bentley common stock. Bentley has no ownership interest in CPEX subsequent to the spin-off.

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

On January 4, 2011, the Company announced that it had entered into a definitive agreement with FCB I Holdings Inc. (“FCB”), a newly formed company which is controlled by Footstar Corporation, under which FCB, through a wholly-owned subsidiary, will acquire all of the Company’s outstanding common stock for $27.25 per share in cash. The transaction was initially approved by CPEX’s Board of Directors and was subsequently approved by CPEX’s stockholders on March 24, 2011. The closing of the transaction is subject to the satisfaction of customary closing conditions, provided, the closing of the transaction may not occur prior to April 4, 2011. See Note 9 — Subsequent Events for additional information.

The Company is subject to a number of risks common to emerging companies in the life sciences industry. Principal among these risks are the uncertainties of the drug development process, technological innovations, development of the same or similar technological innovations by the Company’s competitors, protection of proprietary technology, compliance with government regulations and approval requirements, uncertainty of market acceptance of products, dependence on key individuals, product liability, and the need to obtain additional financing necessary to fund future operations. Pending completion of the merger agreement with FCB, the Company’s growth may be dependent upon the successful commercialization of new products and partnering arrangements.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect the accounts of the Company and its subsidiary. All intercompany accounts and transactions have been eliminated. In the accompanying Consolidated Statements of Changes in Stockholders’ Equity for the year ended December 31, 2009, 18,000 shares and $172,000 has been reclassified from Share-based compensation to Issuance of common stock in lieu of cash as 401(k) matching contributions to conform to the current period’s presentation. Additionally, in the accompanying Consolidating Balance Sheet as of December 31, 2009, $11,000 has been reclassified from Prepaid expenses and other current assets to Notes receivable to conform to the current period’s presentation.

CPEX Pharmaceuticals, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, CPEX Park, LLC.

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

Cash and cash equivalents and restricted cash

The Company considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents for purposes of classification in the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows. The cash and cash equivalents of CPEX include cash balances maintained in commercial bank accounts, amounts invested in overnight sweep investments and cash deposits in money market accounts. The Company’s cash balances exceed the limits of amounts insured by the Federal Deposit Insurance Corporation; however, because deposits are maintained at highly rated financial institutions management believes there is not a significant risk of loss of uninsured amounts. At December 31, 2010, the Company’s cash and cash equivalents balance totaled $22.2 million.

In connection with intellectual property in-licensed in 2003, the Company obtained a renewable, irrevocable letter of credit in the amount of $1.0 million in favor of the assignor to guarantee future royalty payments by the Company. This letter of credit expired on June 30, 2010, and was not renewed by the Company. The $1.0 million used to secure the letter of credit had been classified as Restricted cash in the Consolidated Balance Sheet as of December 31, 2009.

Accounts receivable and allowances for doubtful accounts

The Company enters into collaboration and research agreements whereby the Company may receive milestone payments, research fees and/or royalties. Accounts receivable from these agreements are recorded at their net realizable value, generally as services are performed or as milestones and royalties are earned. When necessary, receivable balances are reported net of an estimated allowance for uncollectible accounts. Estimated uncollectible receivables are based on the amount and status of past due accounts, contractual terms with customers, the credit worthiness of customers and the history of uncollectible accounts. The Company’s accounts receivable and revenues are primarily royalties due from its licensee, Auxilium for sales of Testim®. Testim royalties represented substantially all of the accounts receivable as of December 31, 2010 and 2009 and substantially all of the revenues in the years ended December 31, 2010 and 2009. All receivables are uncollateralized and therefore subject to credit risk.

The Company did not write-off any uncollectible receivables in the years ended December 31, 2010 and 2009. In addition, the Company reviewed all receivable balances and concluded that no allowance for doubtful accounts was necessary as of December 31, 2010.

CPEX Pharmaceuticals, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

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

Intangible assets

Costs incurred in connection with acquiring licenses, patents, and other proprietary rights related to the business of the Company are capitalized as intangible assets. These assets are amortized on a straight-line basis for periods not exceeding fifteen years from the dates of acquisition. Such assets are reviewed whenever events or changes in circumstances indicate that the assets may be impaired, by comparing the carrying amounts to their estimated future undiscounted cash flows, and adjustments are made for any diminution in value below the carrying value. The Company did not capitalize any costs relating to acquiring patents during the year ended December 31, 2010. During the year ended December 31, 2010, the Company recorded $98,000 related to the write-down of certain intangible assets related to a license and collaboration agreement with a third-party for intranasal insulin in certain non-U.S countries. Impairment losses related to intangible assets are included in research and development expenses in the accompanying Consolidated Statements of Operations. During the year ended December 31, 2009, the Company capitalized approximately $224,000 relating to acquiring patents and did not record any impairment losses. At December 31, 2010, the Company has also reassessed the useful lives of its remaining intangible assets and has determined that the estimated useful lives are appropriate for determining amortization expense.

Revenue recognition

The Company recognizes revenue from royalties on Auxilium’s sales of Testim in accordance with the Financial Standards Accounting Board (the “FASB”) Accounting Standards Codification (“FASB ASC”) 605-10-S99-1 (Prior authoritative literature: SAB No. 104, Revenue Recognition), which requires sales to be recorded upon delivery, provided that there is evidence of a final arrangement, there are no uncertainties surrounding acceptance, title has passed, collectability is reasonably assured and the price is fixed or determinable. Since 2003, Auxilium has sold Testim to pharmaceutical wholesalers and chain drug stores, which have the right to return purchased products prior to the units being dispensed through patient prescriptions. Based on historical experience, the Company is able to reasonably estimate future product returns on sales of Testim and as a result, the Company did not defer Testim royalties for the years ended December 31, 2010 and 2009. Total royalty revenues recognized for the years ended December 31, 2010 and 2009 were $23.3 million and $18.6 million, respectively.

Fair value measurements

On January 1, 2007, the Company adopted FASB ASC Topic 820 (Prior authoritative literature: SFAS No. 157, “Fair Value Measurements”), which provides guidance for measuring the fair value of assets

CPEX Pharmaceuticals, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

and liabilities, and requires expanded disclosures about fair value measurements. FASB ASC 820-10-35-9 indicates that fair value should be determined based on the assumptions marketplace participants would use in pricing the asset or liability, and provides additional guidelines to consider in determining the market-based measurement. The adoption of FASB ASC Topic 820 did not have a material impact on the Company’s consolidated financial statements. The carrying amounts of cash and cash equivalents, trade receivables, accounts payable and accrued expenses approximate fair value because of their short-term nature. FASB ASC 820-10-20 clarifies that the definition of fair value retains the exchange price notion and focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). FASB ASC 820-10-35 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, therefore a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability including assumptions about risk, the effect of sale or use restrictions on an asset and non-performance risk including an entity’s own credit risk relative to a liability. FASB ASC 820-10-35 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). FASB ASC 820-10-35-6 emphasizes that valuation techniques should maximize the use of observable inputs and minimize the use of unobservable inputs.

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

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and the amounts as they correspond to the respective level within the fair value hierarchy established by FASB ASC 820-10-50.

		Fair Value Measurements at December 31, 2010 Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Total at	Identical Assets	Observable Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

Assets:
Money market funds(1)	$20,922	$20,922	—	—

Total assets at fair value	$20,922	$20,922	—	—

(1)	Included in cash and cash equivalents in the accompanying consolidated balance sheet.

Research and development

Research and development expenses consist primarily of costs associated with the clinical trials of the Company’s product candidates, manufacturing supplies and other development materials, compensation and related benefits for research and development personnel, costs for consultants, and various overhead costs.

CPEX Pharmaceuticals, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

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

In 2010, the Company reported operating profits that have utilized all previously reported Federal and state net operating loss carryforwards. In addition, as CPEX management has determined that it is more likely than not that it will realize its net deferred tax assets for which it has previously recorded a valuation allowance, the Company reversed its valuation allowance against its deferred taxes. Previous to 2010 as future operating profits could not be reasonably assured, no tax benefit was recorded for net deferred taxes. Accordingly, CPEX had established a valuation allowance equal to the full amount of the deferred tax assets. In addition, no tax benefit had been recorded for the losses generated by CPEX in the year ended December 31, 2009.

Comprehensive income and loss

The Company had no components of comprehensive income or loss other than its net income or loss for the periods presented.

Basic and diluted net income per common share

Basic and diluted net income per common share is based on the weighted average number of shares of common stock outstanding during each period in accordance with ASC Topic 260 (Prior authoritative literature : EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities). The effect of the Company’s outstanding stock options and restricted stock units were considered in the diluted net income per share calculation for the year ended December 31, 2010.

The following is a reconciliation between basic and diluted net income per common share for the twelve months ended December 31, 2010. Dilutive securities issuable for the twelve months ended December 31,

CPEX Pharmaceuticals, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

2010 included approximately 121,000 dilutive incremental shares issuable as a result of various stock options and unvested restricted stock units that were outstanding.

For the year ended December 31, 2010 (in thousands, except per share data):

		Effect of
		Dilutive
	Basic EPS	Securities	Diluted EPS

Net income	$6,638	$—	$6,638
Weighted average common shares outstanding	2,578	121	2,699
Net income per common share	$2.57	$—	$2.46

Basic and diluted net loss per share for the twelve months ended December 31, 2009 was $1.21. Weighted average shares outstanding for the year ended December 31, 2009 were approximately 2,511,000 shares. Excluded from the diluted earnings per share presentation for the year ended December 31, 2009 were 509,925 common stock equivalents, which includes stock options and restricted stock units as the incremental effect of those shares would have been anti-dilutive in that period.

Share-based compensation

As of December 31, 2010 the Company had one share-based compensation plan, its Amended and Restated 2008 Equity Incentive Plan (the “Plan”). The Plan, which is stockholder approved, permits awards of unrestricted common stock, restricted stock, restricted stock units, options to purchase CPEX common stock, stock appreciation rights and stock equivalents for the Company’s employees, directors and consultants. Equity awards are generally granted with an exercise price equal to the high and low trading prices of the Company’s common stock on the grant date. Equity awards generally vest ratably over one to four year periods and expire 10 years from the grant date. Shares issued upon exercise of options or upon vesting of restricted stock units are generally issued from previously unissued shares of the Company.

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

The fair value of options granted was calculated using the Black-Sholes option valuation model. ASC Topic 718 also requires companies to use an estimated forfeiture rate when calculating the expense for the period. The Company has applied an estimated forfeiture rate to remaining unvested awards based on historical experience in determining the expense recorded in the Company’s Statement of Operations. This estimate is periodically evaluated and adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest. See Note 7 for further discussion.

Recently issued accounting pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 for Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This Update requires new disclosures for transfers in and out of Level 1 and 2 and activity in Level 3. This Update

CPEX Pharmaceuticals, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

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

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method, which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. Under the milestone method of revenue recognition, consideration that is contingent upon achievement of a milestone in its entirety can be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This standard provides the criteria to be met for a milestone to be considered substantive which include that: a) performance consideration earned by achieving the milestone be commensurate with either performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from performance to achieve the milestone; and b) relate to past performance and be reasonable relative to all deliverables and payment terms in the arrangement. This standard is effective on a prospective basis for milestones in fiscal years beginning on or after June 15, 2010. The adoption of this new guidance did not have a material impact on our financial statements and is not expected to have a significant impact on the reporting of our financial condition or results of operations.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805) (“ASU 2010-29”). ASC Topic 350 (Prior authoritative literature: FASB Staff Position (“FSP”) 142-3, Determination of the Useful Life of Intangible Assets) has required pro forma revenue and earnings disclosure requirements for business combinations. ASU 2010-29 clarifies the requirements for disclosure of supplementary pro forma information for business combinations. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The modifications to ASC Topic 805 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after December 15, 2010 and interim periods within those years. Early adoption is permitted. The Company believes that the impact, if any, the application of the amendments in ASU 2010-29 may have on its financial statements will not be significant.

In June 2009, the FASB issued ASC Topic 810 (Prior authoritative literature: Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),”), which improves financial reporting by enterprises involved with variable interest entities. ASC 810 addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. The Company adopted this topic as of January 1, 2010 and determined that the adoption did not have a material impact on its consolidated financial statements.

In June 2009, the FASB issued ASC Topic 860 (Prior authoritative literature: issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140”). ASC Topic 860 prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, ASC

CPEX Pharmaceuticals, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

Topic 860 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS No. 140, by removing the concept of a qualifying special-purpose entity from SFAS No. 140 and removes the exception from applying FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised), or FIN 46(R), to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS No. 140. The Company adopted this topic as of January 1, 2010 and determined that the adoption did not have a material impact on its consolidated financial statements.

NOTE 3 — RECEIVABLES

Receivables consist of the following:

	December 31,
	2010	2009
	(In thousands)

Royalties receivable	$6,428	$5,206
Other	—	83

	$6,428	$5,289

NOTE 4 — FIXED ASSETS

Fixed assets consist of the following:

	December 31,
	2010	2009
	(In thousands)

Land	$787	$787
Buildings and improvements	1,183	1,183
Equipment	1,531	2,151
Furniture and fixtures	256	248

	3,757	4,369
Less-accumulated depreciation	(1,574)	(1,431)

	$2,183	$2,938

During 2010, as a result of management’s decision not to proceed with the development of Nasulin, management identified certain equipment related to the manufacture of Nasulin that it does not expect to use in the future. In the second quarter of 2010, the Company determined that the plan of sale criteria as set forth in FASB ASC 360-10-45 (Prior authoritative literature: Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), had been met. The carrying value of the manufacturing equipment, which the Company believes approximates fair value, is based upon the original acquisition cost of approximately $626,000 less continuing depreciation expense through the date that plan of sale criteria were met of approximately $109,000. The resulting carrying value of approximately $517,000 has been recorded separately within other current assets on the Company’s Consolidated Balance Sheets as of December 31, 2010. The Company intends to sell this equipment, however, if it is unable to sell it under terms the Company deems acceptable, it may seek to enter a fee for use, or similar arrangement, with another party. The Company has not recognized any gains or losses related to this equipment during the year ended December 31, 2010.

CPEX Pharmaceuticals, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

Depreciation expense of approximately $253,000 and $292,000 has been charged to operations as a component of Depreciation and amortization expense in the Consolidated Statements of Operations for the years ended December 31, 2010 and 2009, respectively.

NOTE 5 — INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2010	2009
	(In thousands)

Patents and related patent costs	$5,105	$5,204
Less-accumulated amortization	(3,442)	(2,993)

	$1,663	$2,211

Amortization expense for drug licenses was approximately $449,000 and $407,000 for the years ended December 31, 2010 and 2009, respectively, and has been recorded in Depreciation and amortization expense in the accompanying Consolidated Statements of Operations. The carrying value of approximately $1.7 million as of December 31, 2010 will be amortized over a weighted average period of 4.3 years.

Amortization expense for existing drug licenses and patents and related costs for each of the next five years and for all remaining years thereafter is estimated to be as follows:

Future
Amortization
Year Ending December 31,	Expense
(In thousands)

2011	$449
2012	449
2013	449
2014	81
2015	68
2016 and beyond	167

$1,663

NOTE 6 — ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2010	2009
	(In thousands)

Accrued payroll and related taxes	$772	$828
Accrued clinical costs	—	183
Accrued professional fees	307	400
Other accrued expenses	366	222

	$1,445	$1,633

CPEX Pharmaceuticals, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

NOTE 7 — EQUITY AND SHARE-BASED COMPENSATION

As previously stated, as of December 31, 2010, the Company’s one share-based compensation plan, which is stockholder approved, permits awards of unrestricted common stock, restricted stock, restricted stock units, options to purchase CPEX common stock, stock appreciation rights and stock equivalents for the Company’s employees, directors and consultants. On June 18, 2009, the Company’s stockholders approved, among other things, the addition of 100,000 shares of common stock to the reserve of shares available for issuance under the Plan. At December 31, 2010, approximately 519,000 shares of common stock were reserved for issuance under the Plan. Approximately 330,000 of these shares were subject to outstanding stock options and approximately 37,000 shares were subject to outstanding restricted stock units including approximately 18,000 restricted stock units that have vested but have not been settled. The balance of approximately 152,000 shares were available for future issuance of awards under the Plan. The table below presents the Company’s option activity for the year ended December 31, 2010:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	(in 000’s)	Price	Term (Years)	(in 000’s)

Options outstanding, January 1, 2010	466	$14.78
Granted	17	15.60
Exercised	(84)	15.12
Forfeited and expired	(69)	16.60

Options outstanding, December 31, 2010	330	$14.36	7.40	$3,363

Vested and expected to vest, December 31, 2010	326	$14.36	7.39	$3,323

Options exercisable, December 31, 2010	212	$14.66	7.09	$2,097

Through December 31, 2010, options to purchase 83,748 shares of CPEX common stock were exercised. Of this amount, 46,553 options were exercised on a net exercise basis resulting in the issuance of 22,436 shares of the Company’s common stock. The remaining options to purchase 37,195 shares of common stock were exercised for cash resulting in proceeds to the Company of approximately $636,000. The total intrinsic value of those option exercises in 2010 was approximately $946,000. During the year ended December 31 2009, options to purchase approximately 2,000 shares of CPEX common stock were exercised for net cash proceeds to the Company of approximately $4,000, while the total intrinsic value of those option exercises was approximately $14,000. The total fair value of stock options that vested during the year ended December 31, 2010 was approximately $1.1 million.

As of December 31, 2010, unrecognized compensation expense related to the unvested portion of the Company’s stock options granted to CPEX employees was approximately $635,000 and is expected to be recognized primarily in 2011.

CPEX Pharmaceuticals, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

The fair value of each option award granted to employees is estimated on the date of grant using the Black-Scholes option valuation model. Assumptions and the resulting fair value for option awards granted by CPEX during the years ended December 31, 2010 and 2009 are provided below:

	For the Year	For the Year
	December 31,	December 31,
	2010	2009

Weighted average risk free interest rate	3.12%	2.45%
Dividend yield	0%	0%
Expected life (years)	7	7
Volatility	87.55%	85%-88%
Weighted average grant-date fair value of options granted	$12.16	$5.98

The risk-free interest rate is based on the yield curve of U.S. Treasury securities in effect at the date of the grant, having a duration commensurate with the estimated life of the award. CPEX does not expect to declare dividends in the future. Therefore, an annual dividend rate of 0% is used when calculating the grant date fair value of equity awards. The expected life (estimated period of time outstanding) of options granted is estimated based on historical exercise behaviors of CPEX employees and Bentley’s U.S. employees prior to the Separation. Shares of CPEX common stock began trading on the NASDAQ Capital Market on July 1, 2008. Since this period of time is shorter than the expected term of the options granted, the volatility applied is the average volatility of CPEX and a peer group of comparable life science companies using daily price observations for each company over a period of time commensurate with the expected life of the respective award. CPEX share-based awards generally vest over three years and the maximum contractual term of the awards is 10 years.

In addition to the stock options described above, the Company has granted restricted stock units to its employees. The common shares subject to the restricted stock units are generally issued when they vest. The table below presents the Company’s restricted stock unit activity for the twelve months ended December 31, 2010:

	Number of		Weighted
	Restricted	Weighted	Average	Aggregate
	Stock	Average	Remaining	Intrinsic
	Units	Grant Date	Contractual	Value
	(in 000’s)	Fair Value	Term (Years)	(in 000’s)

Restricted stock units outstanding, January 1, 2010	32	$9.64
Granted	9	18.21
Vested(1)	(19)	11.02
Forfeited	(3)	10.31

Restricted stock units outstanding, December 31, 2010	19	$12.21	1.33	$457

Vested and expected to vest, December 31, 2009	18	$12.20	1.34	$442

(1)	Includes approximately 9,000 restricted stock units that have vested but for which the underlying common shares are not settled or issued.

As of December 31, 2010, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units granted to CPEX employees was approximately $142,000 and is expected to be recognized over a weighted average period of approximately 1.33 years.

CPEX Pharmaceuticals, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

Share-based compensation expense relative to grants of stock options and restricted stock units for the years ended December 31, 2010 and 2009 totaled approximately $1.1 million and $1.8 million, respectively. The expenses were recorded in the Consolidated Statements of Operations as follows:

	For Year Ended December 31,
	2010	2009
	(In thousands)

General and administrative expenses	$1,018	$1,351
Research and development expenses	78	413

	$1,096	$1,764

No related compensation expense was capitalized as the cost of an asset and there was no impact on net cash provided by operating activities or net cash used in financing activities as a result of these share-based transactions.

The Company sponsors a 401(k) Plan for eligible employees (the “401k Plan”) and through the quarter ended September 30, 2010, matched eligible contributions with shares of the Company’s common stock. Beginning in the fourth quarter of 2010, the Company began matching eligible contributions with cash rather than in stock. In July 2008, the Company’s Board of Directors authorized and reserved 50,000 shares of common stock for the Company’s contribution to the 401(k) Plan. As of December 31, 2010 approximately 20,000 of these shares were available for contribution to the 401(k) Plan.

Share-based compensation expense includes matching contributions to the 401(k) Plan by the Company. For the years ended December 31, 2010 and 2009, the related expenses were recorded in the Consolidated Statements of Operations as follows:

	For the Year Ended December 31,
	2010	2009
	(In thousands)

General and administrative expenses	$68	$76
Research and development expenses	74	96

	$142	$172

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

CPEX Pharmaceuticals, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

until the distribution date and will expire at the close of business on June 12, 2018, unless earlier redeemed or exchanged by the Company.

As explained in Note 1 — Description of Business, on January 4, 2011 the Company announced that it had entered into a definitive agreement with FCB under which FCB will acquire all of the Company’s outstanding common stock. Accordingly, the Company’s Board of Directors amended the Rights Agreement, making it inapplicable to, among other things, the planned merger.

NOTE 8 — PROVISION FOR INCOME TAXES

The provisions for income taxes in 2010 and 2009 for CPEX are as follows:

	For the Year
	Ended
	December 31,
	2010	2009

Currently payable:
State	$466	$—
Federal	1,192	—

	$1,658	—
Deferred:
State	77	(158)
Federal	1,002	(1,505)

	$1,079	(1,663)
Change in valuation allowance	(2,967)	1,663

Total provision (benefit) for income taxes	$(230)	$—

A reconciliation of the income tax provision using the federal statutory rate to the CPEX effective income tax rate is as follows:

	For the Year
	Ended
	December 31,
	2010	2009

Income tax provision (benefits) at federal statutory rates	$2,179	$(1,034)
State income taxes (net of federal benefit)	384	(158)
Tax credits	(330)	(496)
Permanent differences	697	—
Other	(193)	25
Change in valuation allowance	(2,967)	1,663

Total tax benefit	$(230)	$—

Permanent differences arise from legal and consulting expenses of $1.7 million, included in general and administrative expense in the Consolidated Statement of Operations, capitalized for tax purposes, incurred in connection with the Company entering into a definitive agreement with FCB I Holdings Inc. (“FCB”), a newly formed company which is controlled by Footstar Corporation, under which FCB, through a wholly-owned subsidiary, will acquire all of the outstanding common stock of CPEX for $27.25 per share in cash. See Note 9 — Subsequent Events for additional information. These legal and consulting expenses are not considered to be deductible for tax purposes.

CPEX Pharmaceuticals, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

The components of the CPEX deferred taxes are as follows:

	December 31,
	2010	2009
	(In thousands)

Deferred tax assets:
Share-based compensation	$1,074	$1,024
Book/tax basis difference in assets	341	309
General business credit carryforwards	167	652
Net operating loss carryforwards	—	656
Other timing differences, net	306	326

Total deferred tax assets	1,888	2,967
Valuation allowance	—	(2,967)

Deferred tax asset, net	$1,888	$—

In 2010, the Company’s reported operating profits that utilized all previously reported Federal and state net operating loss (“NOL”) carryforwards. In addition, as CPEX management believes that it is more likely than not that it will realize its net deferred assets for which it has previously recorded a valuation allowance, the Company has eliminated its valuation allowance. Previous to 2010, as future operating profits could not be reasonably assured, no tax benefit was recorded for net deferred taxes. Accordingly, CPEX had established a valuation allowance equal to the full amount of the deferred tax assets. The valuation allowance for CPEX decreased by $2,967,000 in 2010 and increased by $1,663,000 in 2009.

In 2010, net deferred tax assets of $1,888,000 consist principally of $1,074,000 attributable to stock options, $341,000 due to book/tax difference in assets and $167,000 in general business credits. Net deferred tax assets in 2010 decreased by $1,079,000 principally to the utilization of $656,000 of net operating loss carryforwards and $427,000 of general business credits. The 2009 increase in net deferred tax assets consists of $680,000 attributable to stock options, $496,000 in general business credits and $442,000 to NOL carryforwards. The general business credits are attributed to the Company’s research and development activities.

As a result of the taxable income reported for the year ended December 31, 2010, the Company utilized all of its federal and state net operating loss carryforwards. Accordingly, the Company has recorded a current tax provision of $1,658,000. The Company did not record a tax provision for the year ended December 31, 2009 because of the taxable losses reported for the period.

For the year ended December 31, 2010, the Company realized an excess tax deduction relative to exercised stock options which reduced its current tax payable. The impact of this excess tax deduction resulted in a net credit to additional paid in capital of $122,000. In addition, in accordance with FASB ASC Topic 718-740-25-10, the Company has not recognized a tax benefit and a credit to paid-in capital of $58,000 related to research and development credits until these credits can reduce taxes payable. As of December 31, 2010, the CPEX U.S. Federal general business credit carryforwards were approximately $167,000. If not offset against future federal taxes, these general business credit carryforwards will expire in the tax years 2029 and 2030. The Company did not experience any ownership changes during 2010 under Internal Revenue Code Section 382 that would further limit their NOLs or general business credit carryforwards.

The Company adopted the provisions of FASB ASC Topic 740 (Prior authoritative literature: Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an

CPEX Pharmaceuticals, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

interpretation of FASB Statement No. 109, Accounting for Income Taxes). There was no activity related to unrecognized tax benefits for the year ended December 31, 2010.

CPEX recognizes interest and penalties related to uncertain tax positions as a component of the provision for income taxes. There were no unrecognized tax positions relating to CPEX at the date of adoption or December 31, 2010 or 2009. As of December 31, 2010, the tax years 2009 and 2008 are the years that are open to examination.

NOTE 9 — SUBSEQUENT EVENTS

On January 4, 2011 the Company announced that it had entered into a definitive agreement with FCB I Holdings Inc. (“FCB”), a newly formed company which is controlled by Footstar Corporation, under which FCB, through a wholly-owned subsidiary, will acquire all of the outstanding common stock of CPEX for $27.25 per share in cash. The transaction price represents a premium of 11% over the Company’s closing stock price on January 3, 2011 and a 142% premium over the price of CPEX shares on January 7, 2010, the day prior to the date a third party publicly stated its intention to make an unsolicited offer for the Company. The transaction was initially unanimously approved by the Company’s Board of Directors, and subsequently was approved by CPEX stockholders on March 24, 2011.

The transaction is subject to the satisfaction of customary closing conditions, provided, the closing of the transaction may not occur prior to April 4, 2011. We expect that the transaction will be completed shortly after April 4, 2011, but there can be no assurance that the closing will occur on this timeframe or at all. Upon closing of the transaction, we will become a wholly-owned subsidiary of FCB and our common stock will cease to trade on the NASDAQ Capital Market.

Footstar Corporation, a wholly-owned subsidiary of Footstar, Inc., a public company, holds an 80.5% equity interest in FCB.

NOTE 10 — COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS

The Company is obligated to pay certain royalty payments upon commercialization of products using its CPE-215 technology acquired in 1999 and its intellectual property acquired in 2003. The royalties are primarily calculated based upon net sales of certain products generated by the intellectual property. As of December 31, 2010, no royalties are due under the agreements.

Legal Proceedings

In October 2008, CPEX and Auxilium Pharmaceuticals, Inc. (“Auxilium”) received notice that Upsher-Smith Laboratories, Inc. (“Upsher-Smith”) had filed an Abbreviated New Drug Application, or ANDA containing a paragraph IV certification in which Upsher-Smith certified that it believes its proposed generic version of Testim® does not infringe our patent, U.S. Patent No. 7,320,968 (“the ’968 Patent”). The ’968 Patent claims a method for maintaining effective blood serum testosterone levels for treating a hypogonadal male, and will expire in January 2025. The ’968 Patent is listed for Testim® in Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), published by FDA. Upsher-Smith’s paragraph IV certification sets forth allegations that the ’968 Patent will not be infringed by the manufacture, use, or sale of its proposed generic product.

On December 4, 2008, CPEX and Auxilium filed a Hatch-Waxman patent infringement lawsuit in the United States District Court for the District of Delaware (“the Court”) against Upsher-Smith, seeking injunctive and declaratory relief. The Court docketed this case as Civil Action No. 08-908-SLR. In June 2009, Upsher-Smith amended its answer to the complaint to include a defense and counterclaim of invalidity of the ’968 Patent, which CPEX and Auxilium have denied. A patent issued by the U.S. Patent and Trademark Office (USPTO), such as the ’968 Patent, is presumed valid. As of March 2011, the lawsuit remains pending; however, the trial date has been removed from the Court’s calendar. Any final FDA approval of Upsher-

CPEX Pharmaceuticals, Inc. and Subsidiary

Notes to Consolidated Financial Statements — (Continued)

Smith’s proposed generic product will be stayed until the earlier of thirty months from the date of our receipt of the paragraph IV certification (April 2011) or an adverse decision in our patent infringement lawsuit.

CPEX has filed continuation and divisional applications with the USPTO relating to the ’968 patent. Six patents issued from these applications on October 27, 2009, namely U.S. Patent Nos. 7,608,605; 7,608,606; 7,608,607; 7,608,608; 7,608,609; and 7,608,610, which may provide us with further market protection. Each of these six patents has been listed in the Orange Book with respect to Testim®.

CPEX is committed to protecting its intellectual property rights and will vigorously pursue the Hatch-Waxman patent infringement lawsuit against Upsher-Smith. However, if CPEX is unsuccessful in obtaining an injunction to keep Upsher-Smith’s proposed version of Testim® off the market until the patent protection expires, or in defending the ’968 Patent covering Testim®, sales of Testim® and CPEX’s royalties relating to Testim® sales will be materially reduced.

Agreement for a Potential Joint Venture

As previously disclosed, on March 17, 2009, the Company signed an agreement with Heights Partners, LLC (“Heights”) to evaluate the desirability for the Company to enter into a joint venture arrangement with Heights for the development of specified product candidates. Under the agreement, the parties evaluated several product candidates and on October 15, 2009, the Company advised Heights that it had selected two products for the collaboration. Under the terms of the agreement, the parties had to execute a joint venture or other contractual arrangement within 90 days, or by January 13, 2010, to conduct such collaboration. This deadline was later extended by the parties, most recently until November 30, 2010. Under the agreement, the Company paid $300,000 to Heights as an advance against its initial contribution to the potential joint venture. This payment was evidenced by a promissory note payable by Heights to CPEX and secured by a first priority security interest in Height’s intellectual property, including, without limitation, patents, patent applications and know-how relating to any of several specified product development projects, all licenses and other agreements with respect to the foregoing and all proceeds received by Heights from the sale or license of any of such intellectual property or products covered by any such intellectual property. Under the terms of the agreement as amended, the promissory note, which is included in non-current assets in the accompanying Consolidated Balance Sheets as of December 31, 2010, together with interest, was originally due in October 2009. The due date of the promissory note was later extended, most recently until November 30, 2010, the same deadline as for the execution of a joint venture agreement, if any. Under the terms of the agreement as amended, upon execution of a joint venture or other contractual arrangement, Heights would contribute the amounts payable under the note to the joint venture as the Company’s initial investment in the joint venture or other arrangement. The agreement, as amended, provides that if the parties were unable to execute a joint venture agreement by November 30, 2010, all amounts advanced by the Company would become payable by Heights to the Company and either party would have the right to seek to terminate the obligation to form the joint venture. This deadline passed without both parties agreeing to an extension. As a result, the initial contribution of $300,000, which is included in Non-current assets in the accompanying Consolidated Balance Sheets as of December 31, 2010, together with interest, became due. Notwithstanding the terms of the promissory note, Heights is disputing the amount due and has declined to make payment of the principal or interest relating to such note. The Company intends to vigorously pursue collection of the promissory note and believes it is collectible under the original arrangement.